Form 10-Q
period 2020-09-30
STERICYCLE INC
filed 2020-11-05
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
[Mark One]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 1-37556
________________________________________________________
Stericycle, Inc.
(Exact name of registrant as specified in its charter)
________________________________________________________

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
Smaller reporting company ☐
Accelerated filer ☐
Emerging growth company ☐
Non-accelerated filer ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On November 2, 2020, there were 91,552,471 shares of the Registrant’s Common Stock outstanding.

2020 Q3 10-Q Report	Stericycle, Inc. ●	2

Glossary of Defined Terms
Unless the context requires otherwise, the “Company,” “Stericycle,” "we," "us" or "our" refers to Stericycle, Inc. on a consolidated basis. The Company also uses several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined below:

2020 Q3 10-Q Report	Stericycle, Inc. ●	3

Abbreviation	Description
2019 Form 10-K	Annual report on Form 10-K for the year ended December 31, 2019
Adjusted Income from Operations	Income from Operations adjusted for certain items discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ASC 740	Accounting Standards Codification Topic 740 "Income Taxes"
ASEA	Security, Energy and Environmental Agency
ASU	Accounting Standards Update
Buyer	Harsco Corporation and CEI Holding LLC, a Delaware limited liability company and subsidiary of Harsco Corporation
CARES Act	U.S. Coronavirus Aid, Relief, and Economic Security Act enacted into law on March 27, 2020
Clean Air Act	The Clean Air Act of 1970
Consolidated Leverage Ratio	Consolidated Leverage Ratio means, as of any date of determination, the ratio of (a) (i) Consolidated Funded Indebtedness as of such date minus (ii) Unrestricted Cash as of such date to (b) Consolidated EBITDA for the period of four fiscal quarters most recently ended on or prior to such date, as defined in the Fifth Amendment.
COR	Cost of revenues
COSO Framework	Internal Control Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	The global novel coronavirus disease 2019 outbreak, which the World Health Organization declared as to be a pandemic
Credit Agreement	Credit Agreement dated November 17, 2017 by and among the Company and certain of its subsidiaries named therein, Bank of America, N.A., as administrative agent, and the other financial institutions party thereto
CRS	Communication and Related Services
DAQ	Division of Air Quality
DEA	U.S. Drug Enforcement Agency
Disposal Group	The divestiture of Domestic Environmental Solutions
DOJ	U.S. Department of Justice
Domestic Environmental Solutions	Hazardous Waste Solutions and Manufacturing and Industrial Services
DSO	Days Sales Outstanding, defined as the average number of days that it takes a company to collect payment after a sale has been made computed as the last twelve months of Revenues for the quarter and period ended DSO, respectively, divided by the Accounts Receivable balance.
DTSC	Department of Toxic Substances Control
EBITDA	Earnings before interest, tax, depreciation and amortization
EPA	U.S. Environmental Protection Agency
ERP	Enterprise Resource Planning
Exchange Act	U.S. Securities Exchange Act of 1934
Expert Solutions	Recall and Return Services
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
Fourth Amendment	Fourth Amendment to the Credit Agreement, dated as of June 14, 2019
Fifth Amendment	Fifth Amendment to the Credit Agreement, dated as of February 25, 2020
HSA	Healthcare Service Agreement with Buyer
International	Operating segment including Europe, Middle East, Asia Pacific and Latin America Business operations outside of North America
IRS	U.S. Internal Revenue Service
North America	Operating segment in North America, including Puerto Rico
NOV	Notice of Violation
Other	Represents corporate enabling and shared services functions
PFA	Pre-filing agreement
Purchase Agreement	Stock Purchase Agreement, dated as of February 6, 2020, by and between Stericycle, Inc., and the Buyer
PSU	Performance-based restricted stock unit
ROU	Right-of-use
RSU	Restricted stock unit
RWCS	Regulated Waste and Compliance Services
SEC	U.S. Securities and Exchanges Commission
Senior Credit Facility	The Company's $1.2 billion senior credit facility due in 2022 granted under the terms of the Credit Agreement
Senior Notes	5.375% Senior Notes due July 2024
SG&A	Selling, general and administrative expenses
SID	Secure Information Destruction Services
SOP	Sorted office paper
SQ Settlement	Small quantity medical waste customers class action settlement of $295.0 million
Term Facility	Aggregate amount of commitments made by any lender under the terms of the Credit Agreement
Term Loans	Advances made by any lender under the Term Facility
TAS	Telephone answering services
TSA	Transition Services Agreement with Buyer
U.K.	United Kingdom
U.S.	United States of America
U.S. GAAP	U.S. Generally Accepted Accounting Principles

2020 Q3 10-Q Report	Stericycle, Inc. ●	4

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

In millions, except per share data
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$636.4	$833.1	$2,019.6	$2,509.0
Cost of revenues	369.1	537.8	1,236.0	1,614.0
Gross profit	267.3	295.3	783.6	895.0
Selling, general and administrative expenses	219.0	246.6	678.7	809.4
Divestiture losses (gains), net	104.1	83.2	166.2	78.1
Goodwill impairment	—	—	—	20.9
Loss from operations	(55.8)	(34.5)	(61.3)	(13.4)
Interest expense, net	(17.7)	(29.9)	(62.0)	(91.1)
Loss on early extinguishment of debt	—	—	—	(23.1)
Other expense, net	(0.9)	(3.2)	(4.8)	(7.2)
Loss before income taxes	(74.4)	(67.6)	(128.1)	(134.8)
Income tax (expense) benefit	(6.5)	8.6	23.2	8.0
Net loss	(80.9)	(59.0)	(104.9)	(126.8)
Net income attributable to noncontrolling interests	(0.3)	(0.2)	(0.9)	(0.7)
Net loss attributable to Stericycle, Inc. common shareholders	$(81.2)	$(59.2)	$(105.8)	$(127.5)
Loss per common share attributable to Stericycle, Inc. common shareholders:
Basic	$(0.89)	$(0.65)	$(1.16)	$(1.40)
Diluted	$(0.89)	$(0.65)	$(1.16)	$(1.40)
Weighted average number of common shares outstanding:
Basic	91.5	91.1	91.4	91.0
Diluted	91.5	91.1	91.4	91.0
See accompanying Notes to Condensed Consolidated Financial Statements.

2020 Q3 10-Q Report	Stericycle, Inc. ●	5

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(Unaudited)

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(80.9)	$(59.0)	$(104.9)	$(126.8)

Other comprehensive income (loss):
Currency translation adjustments	30.3	(28.9)	1.5	(22.8)
Cumulative currency translation loss realized through disposition of Argentina operations	87.2	—	87.2	—
Amortization of cash flow hedge into income, net of tax expense ($0.0 and $0.2 for the three and nine months ended September 30, 2019)	—	—	—	0.4
Change in fair value of cash flow hedge, net of tax expense ($0.1 for the nine months ended September 30, 2019)	—	—	—	0.2
Reclassification of cash flow hedge, net of tax expense ($1.1 for the nine months ended September 30, 2019)	—	—	—	2.3
Total other comprehensive income (loss)	117.5	(28.9)	88.7	(19.9)

Comprehensive income (loss)	36.6	(87.9)	(16.2)	(146.7)
Less: comprehensive income attributable to noncontrolling interests	0.4	0.1	1.1	0.9
Comprehensive income (loss) attributable to Stericycle, Inc. common shareholders	$36.2	$(88.0)	$(17.3)	$(147.6)
See accompanying Notes to Condensed Consolidated Financial Statements.

2020 Q3 10-Q Report	Stericycle, Inc. ●	6

STERICYCLE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except per share data
	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$59.4	$34.7
Accounts receivable, less allowance for doubtful accounts of $55.4 in 2020 and $67.9 in 2019	384.9	544.3
Prepaid expenses	68.7	60.7
Other current assets	52.7	66.9
Total Current Assets	565.7	706.6
Property, plant and equipment, less accumulated depreciation of $661.8 in 2020 and $667.8 in 2019	696.4	798.5
Operating lease right-of-use assets	378.2	435.0
Goodwill	2,801.8	2,982.2
Intangible assets, less accumulated amortization of $615.7 in 2020 and $584.9 in 2019	1,122.4	1,422.4
Other assets	68.7	92.3
Total Assets	$5,633.2	$6,437.0
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$117.5	$103.1
Bank overdrafts	2.9	1.9
Accounts payable	156.1	220.1
Accrued liabilities	271.4	296.6
Operating lease liabilities	86.0	94.8
Other current liabilities	53.0	40.4
Total Current Liabilities	686.9	756.9
Long-term debt, net	1,878.7	2,559.3
Long-term operating lease liabilities	312.7	356.1
Deferred income taxes	311.2	295.1
Long-term taxes payable	45.7	70.7
Other liabilities	59.5	64.2
Total Liabilities	3,294.7	4,102.3

Equity:
Common stock (par value $0.01 per share, 120.0 shares authorized, 91.5 and 91.1 issued and outstanding in 2020 and 2019, respectively)	0.9	0.9
Additional paid-in capital	1,228.2	1,205.7
Retained earnings	1,334.1	1,442.4
Accumulated other comprehensive loss	(229.6)	(318.1)
Total Stericycle, Inc.’s Equity	2,333.6	2,330.9
Noncontrolling interests	4.9	3.8
Total Equity	2,338.5	2,334.7
Total Liabilities and Equity	$5,633.2	$6,437.0
See accompanying Notes to Condensed Consolidated Financial Statements.

2020 Q3 10-Q Report	Stericycle, Inc. ●	7

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In millions
	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(104.9)	$(126.8)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	83.3	96.6
Intangible amortization	94.5	110.5
Loss on early extinguishment of debt and related charges	—	26.5
Stock-based compensation expense	20.3	13.7
Deferred income taxes	(3.7)	18.7
Goodwill impairment	—	20.9
Divestiture losses (gains), net	166.2	78.1
Asset impairments, loss on disposal of property plant and equipment and other charges	15.7	9.1
Other, net	(0.1)	0.6
Changes in operating assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	32.9	6.3
Prepaid expenses	26.4	(28.3)
Accounts payable	(13.0)	4.4
Accrued liabilities	9.9	(30.5)
Other assets and liabilities	37.7	1.4
Net cash from operating activities	365.2	201.2
INVESTING ACTIVITIES:
Capital expenditures	(94.7)	(161.2)
Payments for acquisitions, net of cash acquired	—	(0.2)
Proceeds from divestiture of businesses	421.2	17.8
Other, net	1.7	2.3
Net cash from investing activities	328.2	(141.3)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(23.5)	(38.2)
Proceeds from foreign bank debt	1.8	10.9
Repayments of foreign bank debt	(5.2)	(7.4)
Proceeds from term loan	—	365.0
Repayment of term loan	(404.5)	(40.2)
Repayment of private placement of long-term note	—	(1,075.0)
Proceeds from senior notes	—	600.0
Proceeds from senior credit facility	943.1	1,292.1
Repayment of senior credit facility	(1,175.9)	(1,141.3)
Proceeds from (repayments of) bank overdrafts, net	1.4	(9.8)
Payments of capital lease obligations	(3.2)	(2.4)
Payments of debt issuance costs	(1.4)	(8.8)
Proceeds from issuance of common stock, net of (payments of) taxes from withheld shares	(0.9)	16.2
Payments on early extinguishment of debt	—	(20.4)
Payments to noncontrolling interest	—	(0.7)
Net cash from financing activities	(668.3)	(60.0)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(3.4)
Net change in cash and cash equivalents	24.7	(3.5)
Cash and cash equivalents at beginning of period	34.7	34.3
Cash and cash equivalents at end of period	$59.4	$30.8

SUPPLEMENTAL CASH FLOW INFORMATION:
Net issuances of obligations for acquisitions	$—	$0.3
Capital expenditures in accounts payable	$8.5	$22.3
Interest paid during the period, net of capitalized interest	$69.5	$69.7
Income taxes (refunded) paid, net during the period	$(42.9)	$7.3
See accompanying Notes to Condensed Consolidated Financial Statements.

2020 Q3 10-Q Report	Stericycle, Inc. ●	8

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of June 30, 2020	91.5	$0.9	$1,222.4	$1,415.3	$(347.0)	$4.5	$2,296.1
Net loss	—	—		(81.2)	—	0.3	(80.9)
Currency translation adjustment	—	—	—	—	30.2	0.1	30.3
Cumulative currency translation loss realized through disposition of Argentina operations	—	—	—	—	87.2	—	87.2
Issuance of common stock for exercise of options, RSU vesting, and employee stock purchases, net	—	—	(1.6)	—	—	—	(1.6)
Stock compensation expense	—	—	7.4	—	—	—	7.4
Balance as of September 30, 2020	91.5	$0.9	$1,228.2	$1,334.1	$(229.6)	$4.9	$2,338.5

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of June 30, 2019	91.1	$0.9	$1,192.8	$1,720.9	$(356.6)	$4.2	$2,562.2
Net loss	—	—	—	(59.2)	—	0.2	(59.0)
Currency translation adjustment	—	—	—	—	(28.8)	(0.1)	(28.9)
Change in qualifying cash flow hedge, net of tax	—	—	—	—	—	—	—
Accelerated amortization of cash flow hedge, net of tax	—	—	—	—	—	—	—
Issuance of common stock for exercise of options, RSU vesting, and employee stock purchases, net	—	—	—	—	—	—	—
Stock compensation expense	—	—	3.7	—	—	—	3.7
Payment to noncontrolling interest	—	—	—	—	—	(0.7)	(0.7)
Balance as of September 30, 2019	91.1	$0.9	$1,196.5	$1,661.7	$(385.4)	$3.6	$2,477.3
See accompanying Notes to Condensed Consolidated Financial Statements.

2020 Q3 10-Q Report	Stericycle, Inc. ●	9

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2019	91.2	$0.9	$1,205.7	$1,442.4	$(318.1)	$3.8	$2,334.7
Net loss	—	—	—	(105.8)	—	0.9	(104.9)
Currency translation adjustment	—	—	—	—	1.3	0.2	1.5
Cumulative currency translation loss realized through disposition of Argentina operations	—	—	—	—	87.2	—	87.2
Issuance of common stock for exercise of options, RSU vesting, and employee stock purchases, net	0.3	—	2.2	—	—	—	2.2
Stock compensation expense	—	—	20.3	—	—	—	20.3
Cumulative effect of adopting ASU 2016-13	—	—	—	(2.5)	—	—	(2.5)
Balance as of September 30, 2020	91.5	$0.9	$1,228.2	$1,334.1	$(229.6)	$4.9	$2,338.5

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of Balance as of December 31, 2018	90.7	$0.9	$1,162.6	$1,789.2	$(365.3)	$9.7	$2,597.1
Net loss	—	—	—	(127.5)	—	0.7	(126.8)
Currency translation adjustment	—	—	—	—	(23.0)	0.2	(22.8)
Change in qualifying cash flow hedge, net of tax	—	—	—	—	0.6	—	0.6
Accelerated amortization of cash flow hedge, net of tax	—	—	—	—	2.3	—	2.3
Issuance of common stock for exercise of options, RSU vesting, and employee stock purchases, net	0.4	—	13.9	—	—	—	13.9
Stock compensation expense	—	—	13.7	—	—	—	13.7
Payment to noncontrolling interest	—	—	6.3	—	—	(7.0)	(0.7)
Balance as of September 30, 2019	91.1	$0.9	$1,196.5	$1,661.7	$(385.4)	$3.6	$2,477.3
See accompanying Notes to Condensed Consolidated Financial Statements.

2020 Q3 10-Q Report	Stericycle, Inc. ●	10

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
The accompanying unaudited Condensed Consolidated Financial Statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 have been prepared pursuant to the rules and regulations of the SEC for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements prepared in conformity with U.S. GAAP. In the opinion of management, however, all adjustments, consisting of normal recurring adjustments necessary to present fairly the results of operations, financial position and cash flows have been made. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2019 Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year or any other period.
Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Some areas where the Company makes estimates include its allowance for doubtful accounts, credit memo reserve, accrued employee health and welfare benefits, environmental liabilities, stock-based compensation expense, income tax liabilities, accrued auto and workers’ compensation insurance claims, operating lease ROU assets and lease liabilities, intangible asset valuations, and long-lived asset and goodwill impairment assessments. Actual results could differ from the Company's estimates.
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
The allowance for doubtful accounts has decreased to $55.4 million as of September 30, 2020 from $67.9 million as of December 31, 2019. This decline is principally due to write offs of uncollectible receivables in Brazil and due to the divestiture of the Domestic Environmental Solutions business on April 6, 2020. See Part I, Item I. Financial Statements Note 3 Restructuring, Divestitures and Impairments for further information.
Adoption of New Accounting Standards
Financial Instrument Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) associated with the measurement of

2020 Q3 10-Q Report	Stericycle, Inc. ●	11

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
Accounting Standards Issued But Not Yet Adopted
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 attempts to simplify aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. Early adoption is permitted for all entities. The Company plans to adopt ASU 2019-12 effective January 1, 2021. The ASU is currently not expected to have a material impact on our Condensed Consolidated Financial Statements.

NOTE 2 – REVENUES FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenues
During the three month period ended June 30, 2020, we updated our service lines to include Hazardous Waste Solutions Services and Manufacturing and Industrial Services in RWCS. This reclassification was driven by the divestiture of the Domestic Environmental Solutions business. See Part I, Item I. Financial Statements Note 3 Restructuring, Divestitures and Impairments. In addition, during the three month period ended June 30, 2020, we updated segment reporting to reflect U.S. CRS as part of the North America segment. See Part I, Item I. Financial Statements; Note 8 Segment Reporting in the Condensed Consolidated Financial Statements for further information. For 2019 periods, amounts have been recast to reflect these changes.

2020 Q3 10-Q Report	Stericycle, Inc. ●	12

The following table presents revenues disaggregated by service and reportable segments:

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue by Service
Regulated Waste and Compliance Services	$415.5	$551.6	$1,366.9	$1,641.7
Secure Information Destruction Services	187.3	222.6	557.9	684.0
Communication and Related Services	33.6	58.9	94.8	183.3
Total Revenues	$636.4	$833.1	$2,019.6	$2,509.0
North America
Regulated Waste and Compliance Services	$322.5	$445.6	$1,089.6	$1,317.8
Secure Information Destruction Services	163.4	189.7	486.8	584.4
Communication and Related Services	31.2	56.6	86.6	174.0
Total North America Segment	$517.1	$691.9	$1,663.0	$2,076.2
International
Regulated Waste and Compliance Services	$93.0	$106.0	$277.3	$323.9
Secure Information Destruction Services	23.9	32.9	71.1	99.6
Communication and Related Services	2.4	2.3	8.2	9.3
Total International Segment	$119.3	$141.2	$356.6	$432.8
Contract Liabilities
Contract liabilities at September 30, 2020 and December 31, 2019 were $9.5 million and $12.2 million, respectively. Contract liabilities as of September 30, 2020 are expected to be recognized in Revenues, as the amounts are earned, which will be over the next 12 months.
Contract Acquisition Costs
The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are deferred and amortized to SG&A over a weighted average estimated period of benefit of 6.4 years.
During the three months ended September 30, 2020 and 2019, the Company amortized $2.7 million and $2.2 million, respectively, of deferred sales incentives to SG&A.
During the nine months ended September 30, 2020 and 2019, the Company amortized $7.8 million and $6.5 million, respectively, of deferred sales incentives to SG&A.
Total contract acquisition costs, net of accumulated amortization, were classified as follows:

In millions
	September 30, 2020	December 31, 2019
Other current assets	$10.6	$9.5
Other assets	30.0	28.9
Total contract acquisition costs	$40.6	$38.4

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

2020 Q3 10-Q Report	Stericycle, Inc. ●	13

Statements of Loss. As of September 30, 2020, approximately $1.2 million in future payments remained accrued as part of Accrued Liabilities on the Condensed Consolidated Balance Sheets.
Divestitures
On August 3, 2020, Stericycle entered into an agreement and completed the sale of its operations in Argentina for proceeds of approximately $3.9 million. Revenue of Argentina operations were approximately 1% of our consolidated annual revenues for 2019. The transaction resulted in a third quarter divestiture pre-tax loss of $112.4 million, of which $87.2 million related to the balance of cumulative currency translation adjustment.
On April 6, 2020, the Company completed the sale of all of the outstanding equity interests of its Domestic Environmental Solutions business (the “Transaction”) to Buyer for approximately $462.5 million (subject to customary adjustments for working capital and other adjustments), pursuant to the Purchase Agreement, dated February 6, 2020. As previously announced, the Purchase Agreement provided for the divestiture of the Company’s Domestic Environmental Solutions business, reported in the North America segment, exclusive of the Company’s healthcare hazardous waste services and unused consumer pharmaceutical take-back services, to Buyer. In connection with the Purchase Agreement, the Company entered into an HSA and TSA with the Buyer for a period of 7 years and 6 months, respectively. The Company allocated and deferred a portion of the Transaction proceeds, $17.7 million related to the HSA and $1.5 million related to the TSA, which will be recognized over the applicable duration of the HSA and TSA periods, subject to specific agreement provisions, thereby offsetting the expenses incurred to deliver the respective services. The allocated proceeds are reflected as an operating cash flow on the Condensed Consolidated Statement of Cash Flows, as they are advances received for services to be provided prospectively.

In the first quarter of 2020, the Company recognized an impairment charge of $58.3 million, inclusive of $10.8 million of related deal costs for the Transaction. In the second and third quarters of 2020, the Company recognized an incremental pre-tax loss (gain) of $3.8 million and $(8.3) million, respectively, primarily driven by working capital adjustments based upon the terms of the Purchase Agreement that have now concluded with an associated payment of $9.7 million to the Buyer in September 2020. These charges, net are reported as Divestiture losses (gains), net in the Company’s Condensed Consolidated Statements of Loss. Further, the Company released a $1.7 million benefit associated with contingent consideration related to a prior acquisition agreement connected with the divested business (Fair value - Level 3) that is reported in SG&A in the Company’s Condensed Consolidated Statements of Loss.
During the nine months ended September 30, 2019, the Company completed the sale of the its U.K. based texting business, a component of the International segment for proceeds of $14.9 million, including a $1.3 million note receivable that was due in six months from the closing of the transaction, resulting in a pre-tax gain of approximately $5.1 million, which is recognized in Divestiture losses (gains), net in the Condensed Consolidated Statements of Loss.

During September 2019, the Company approved plans to sell its TAS business in North America and its retail pharmaceutical returns business in the U.S. and Puerto Rico. Accordingly, the assets and liabilities for these businesses were classified as held for sale resulting in a $42.3 million impairment charge in the three and nine months ended September 30, 2019. These businesses are part of CRS, which is presented in the North America reportable segment. In October 2019, the Company entered into definitive agreements and completed the sales of these businesses for cash consideration of $36.4 million.
During September 2019, the Company also approved a plan to sell substantially all of its operations in Mexico. Accordingly, the assets and liabilities for these operations were classified as held for sale resulting in a $40.2 million impairment charge in the three and nine months ended September 30, 2019. In October 2019, the Company entered into a definitive agreement and completed the sale of the Mexico operations for nominal consideration. These operations are presented in the International RWCS reportable segment. The cumulative currency translation adjustment of $18.0 million was included as part of the carrying value of the disposal group when measuring the impairment charge.

2020 Q3 10-Q Report	Stericycle, Inc. ●	14

Impairments:

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Impairments
Operational Optimization - COR	$—	$0.9	$—	$5.7
Operational Optimization - SG&A	2.8	0.9	2.8	.4
Asset Impairment - COR	—	—	6.8	1.6
Asset Impairment - SG&A	0.6	—	6.1	2.1
Total Impairments	$3.4	$1.8	$15.7	$9.8
North America
Operational Optimization - COR	$—	$—	$—	$2.0
Operational Optimization - SG&A	—	—	—	—
Asset Impairment - COR	—	—	6.1	1.3
Asset Impairment - SG&A	—	—	4.0	0.4
Total North America Segment	$—	$—	$10.1	$3.7
International
Operational Optimization - COR	$—	$0.9	$—	$3.7
Operational Optimization - SG&A	2.8	0.9	2.8	.4
Asset Impairment - COR	—	—	0.7	0.3
Asset Impairment - SG&A	0.6	—	2.1	1.7
Total International Segment	$3.4	$1.8	$5.6	$6.1

Operational optimization impairments are associated with our actions to reduce operating costs and optimize operations. In the three and nine months ended September 30, 2020 our International reportable segment includes charges primarily related to the discontinuation of a service line in the U.K. In the three and nine months ended September 30, 2019 our International reportable segment includes charges related to impairments of permits and other long-lived assets in Europe and Latin America and our North America reportable segment for charges associated with a site movement.

Asset impairments in the three and nine months ended September 30, 2020 our North America reportable segment includes charges associated with rationalization of software application assets and intangible assets as a result of a discontinuation of a certain service line, and our International reportable segment includes charges associated with certain property, plant and equipment assets and permits primarily in the U.K.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill:
Changes in the carrying amount of goodwill by reportable segment were as follows:

In millions
	North America	International	Total
Balance as of December 31, 2019	$2,631.6	$350.6	$2,982.2
Divestitures (Note 3)	(182.8)	—	(182.8)
Changes due to foreign currency fluctuations	—	2.4	2.4
Balance as of September 30, 2020	$2,448.8	$353.0	$2,801.8
During the first quarter of 2019, there were business, market, and strategic developments which negatively impacted the estimated cash flows of our Latin America reporting unit and triggered an interim assessment as of March 31, 2019. The Company determined that the Latin America reporting unit’s carrying value was in excess of its estimated fair value and recognized $20.9 million of non-cash goodwill impairment, resulting in no remaining goodwill in the Latin America reporting unit.
Intangible Assets:

2020 Q3 10-Q Report	Stericycle, Inc. ●	15

Intangible assets were as follows:

In millions
	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Customer relationships	$1,326.8	$605.5	$721.3	$1,460.8	$575.8	$885.0
Covenants not-to-compete	3.5	2.9	0.6	4.9	3.8	1.1
Tradenames	3.5	1.2	2.3	3.6	1.1	2.5
Operating permits	6.0	5.6	0.4	4.1	1.6	2.5
Other	0.6	0.5	0.1	8.6	2.6	6.0
Indefinite lived intangibles:
Operating permits	84.8	—	84.8	211.1	—	211.1
Tradenames	312.9	—	312.9	314.2	—	314.2
Total	$1,738.1	$615.7	$1,122.4	$2,007.3	$584.9	$1,422.4
Changes in the carrying amount of intangible assets were as follows:

In millions
Total
Balance as of December 31, 2019	$1,422.4
Impairments during the period (Note 3)	(8.5)
Divestitures (Note 3)	(193.6)
Amortization during the period	(94.5)
Changes due to foreign currency fluctuations	(3.4)
Balance as of September 30, 2020	$1,122.4
The estimated amortization expense for each of the next five years (based upon exchange rates at September 30, 2020) is as follows for the years ending December 31:

In millions
2020 (remainder)	$29.7
2021	114.6
2022	113.2
2023	112.4
2024	110.9

NOTE 5 – LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

In millions
	September 30, 2020	December 31, 2019
$1.2 billion Senior Credit Facility, due in 2022	$527.6	$758.7
$1.3 billion Term Loan, due in 2022	767.7	1,172.2
$600 million Senior Notes, due in 2024	600.0	600.0
Promissory notes and deferred consideration weighted average maturity 2.1 years at 2020 and 2.5 years at 2019	49.8	73.1
Foreign bank debt weighted average maturity 1.2 years at 2020 and 1.6 years at 2019	36.7	42.2
Obligations under finance leases	26.7	30.4
Total debt	2,008.5	2,676.6
Less: current portion of total debt	117.5	103.1
Less: unamortized debt issuance costs	12.3	14.2
Long-term portion of total debt	$1,878.7	$2,559.3

2020 Q3 10-Q Report	Stericycle, Inc. ●	16

The estimated fair value of our debt approximated $2.03 billion and $2.73 billion as of September 30, 2020 and December 31, 2019, respectively. These fair value amounts were estimated using an income approach by applying market interest rates for comparable instruments and developed based on inputs classified as Level 2 within the fair value hierarchy.
On February 25, 2020, the Company executed a Fifth Amendment, which amended the Credit Agreement to, among other things:
•increase the maximum allowable Consolidated Leverage Ratio to 5.00 to 1.00 until December 31, 2021 and 4.50 to 1.00 thereafter.
•upon the consummation of the divestiture of the Domestic Environmental Solutions business Disposal Group, each of the foregoing maximum permitted Consolidated Leverage Ratio levels were reduced to 4.75 to 1.00 until December 31, 2021 and 4.25 to 1.00 thereafter.
•allow for continuation of the $200.0 million of cash add backs to EBITDA through December 31, 2020, and addbacks of $100.0 million until December 31, 2021, with no further addbacks thereafter.
•increase the leverage ratio pricing tier of greater than 4.50 to 1.00 by 0.125%.
•grant a first-priority security interest to the administrative agent for the benefit of the lenders in substantially all of the personal property of the Company and certain of its material domestic subsidiaries, including certain equity interests held by those entities.
In the nine months ended September 30, 2020 and in connection with the Fifth Amendment, the Company incurred issuance costs of $1.7 million, of which $0.4 million has been charged to Interest expense, net. The remainder was capitalized as unamortized debt issuance costs and is being amortized to Interest expense, net over the remaining term of the Credit Agreement.
The Company may make prepayments against the amended Senior Credit Facility, in whole or in part, without premium or penalty. The Company would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. In April 2020, with the net proceeds generated from the divestiture of the Domestic Environmental Solutions business, the Company made principal repayments of approximately $430.0 million, which excluded certain transaction costs, final working capital adjustments, or other adjustments associated with the divestiture.

As of September 30, 2020, the Company was in compliance with its Consolidated Leverage Ratio covenant, with an actual ratio of 3.75 to 1.00, which was below the allowed maximum ratio of 4.75 to 1.00 as set forth in the Fifth Amendment. On April 6, 2020, the Company completed the divestiture of the Domestic Environmental Solutions business. Therefore, effective April 6, 2020, the Consolidated Leverage Ratio decreased by 0.25 to 4.75 to 1.00 for fiscal quarters ending on or before December 31, 2021 and 4.25 to 1.00 for fiscal quarters ending on or after March 31, 2022.

Given our current leverage position, we believe that we should be able to operate within our covenant thresholds, but due to the unpredictability of the COVID-19 pandemic and situations outside our control, it is reasonably likely we could exceed this Consolidated Leverage Ratio threshold at some point in the next 12 months. This risk can be mitigated and potentially managed through appropriate spending controls, divestitures, restructuring the Company’s existing indebtedness, amending the Credit Agreement, or seeking temporary relief from the Consolidated Leverage Ratio covenant from the Company’s lenders.
A failure to comply with these covenant provisions could result in an event of default. Upon an event of default, unless waived, the lenders could elect to terminate their commitments, cease making further loans, and/or cause their loans to become due and payable in full, foreclose against the assets securing the debt under our Credit Agreement and force us and our subsidiaries into bankruptcy or liquidation.
In the second quarter 2019, the Company completed the following transactions:
a)Issued $600.0 million at par of aggregate principal Senior Notes, due July 2024, In connection with the issuance of the Senior Notes the Company incurred $7.1 million of direct issuance costs, which have been capitalized in unamortized debt issuance costs and are being amortized to Interest expense, net over the term of the Senior Notes.
b)Executed the Fourth Amendment which amended the Credit Agreement. In connection with the Fourth Amendment, the Company incurred issuance costs of $2.0 million, of which $0.2 million had been charged to Interest expense, net and the remainder capitalized as

2020 Q3 10-Q Report	Stericycle, Inc. ●	17

unamortized debt issuance costs and are being amortized to Interest expense, net over the remaining term of the Credit Agreement.
c)Repaid in full $1.075 billion of the outstanding private placement notes using the net proceeds from the Senior Notes and the incremental Term Loan together with additional borrowings under the Senior Credit Facility. In connection with the repayment of the private placement notes, the Company incurred a loss on early extinguishment of debt of $23.1 million comprising make whole premiums, payable under the terms of certain of the private placement notes, of $20.4 million and the write-off of $2.7 million of unamortized debt issuance costs associated with the private placement notes.
Amounts committed to outstanding letters of credit and the unused portion of the Company’s Senior Credit Facility were as follows:

In millions
	September 30, 2020	December 31, 2019
Outstanding letters of credit under Senior Credit Facility	$80.7	$33.0
Unused portion of the Senior Credit Facility	591.7	408.3

NOTE 6 – INCOME TAXES
The Company reported income tax expense of $6.5 million for the three months ended September 30, 2020 compared to a benefit of $8.6 million for the three months ended September 30, 2019. The effective tax rates for the three months ended September 30, 2020 and 2019 was an expense of 8.7% and a benefit of 12.7%, respectively. The results for the three months ended September 30, 2020 reflect the impact associated with non-deductible divestiture charges. The effective tax rate for the three months ended September 30, 2019 is principally due to the impact of certain non-deductible impairments of assets held-for-sale and the impact of valuation allowances recognized against current losses in several countries offset by the impact of certain tax reserves adjustments.
The Company reported an income tax benefit of $23.2 million for the nine months ended September 30, 2020 compared to a tax benefit of $8.0 million for the nine months ended September 30, 2019. The effective tax rates for the nine months ended September 30, 2020 and 2019, were 18.1% and 5.9%, respectively. The results for the nine months ended September 30, 2020, reflected a $39.4 million tax benefit related to the U.S. CARES Act (see further description below), the tax impact from divestiture charges which are primarily non-deductible, and discrete tax expense associated with stock-based compensation. The effective tax rate for the nine months ended September 30, 2019, is principally due to the impact of certain non-deductible impairments of assets held-for-sale and goodwill, valuation allowances recognized against current period losses in several countries, partially offset by the impact of certain tax reserves adjustments.
On March 27, 2020, President Donald Trump signed into law the U.S. CARES Act, which is a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. The U.S. CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. As a result of the U.S. CARES Act tax law changes, in the nine months ended September 30, 2020, we recognized a $39.4 million tax benefit related to our ability to carryback net operating losses to prior years that had higher tax rates. In conjunction with previously recognized net operating losses, the total refunds we anticipate from the U.S. CARES Act in 2020 are approximately $100 million. In July 2020, the Company received approximately half of the expected refund amounts. The impact of the CARES Act in prospective periods may differ from our estimate as of September 30, 2020 due to changes in interpretations and assumptions, guidance that may be issued and actions the Company may take in response to the CARES Act. The CARES Act is highly detailed, and the Company will continue to assess the impact that various provisions will have on its business.
Similar tax provisions and other stimulus measures have been granted either before or after September 30, 2020 by certain foreign and U.S. state jurisdictions, which the Company continues to evaluate and apply, if applicable.

2020 Q3 10-Q Report	Stericycle, Inc. ●	18

The Company filed a PFA with the IRS related to a claim under Internal Revenue Code Section 1341 concerning the tax rate to be applied to the SQ Settlement on the Company’s 2018 tax return. The IRS has agreed to review the position and discussions are ongoing. As a result of the enactment of the U.S. CARES Act, the Company was able to realize a benefit at the higher tax rate on a portion of the SQ Settlement. In 2020, in consideration of the U.S. CARES Act, we revised the PFA, a portion of the long-term receivable previously established for the Section 1341 claim has been reclassified to a current income tax receivable and the related uncertain tax position has been released as part of the tax benefit for the nine months ended September 30, 2020. Any additional income tax benefit resulting from the claim in a future period may be recognized as appropriate in accordance with the guidance in ASC 740 on the accounting for uncertain tax positions. There can be no assurance that this amount or any amount will be recovered as a result of this claim.
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

NOTE 7 – (LOSS) EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted loss per share:

In millions, except per share data
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to Stericycle, Inc. common shareholders	$(81.2)	$(59.2)	$(105.8)	$(127.5)
Numerator for basic loss per share attributable to Stericycle, Inc. common shareholders	$(81.2)	$(59.2)	$(105.8)	$(127.5)
Denominator:
Denominator for basic loss per share - weighted average shares	91.5	91.1	91.4	91.0
Effect of dilutive securities:
Denominator for diluted (loss) earnings per share - adjusted weighted average shares after assumed exercises	91.5	91.1	91.4	91.0
Loss per share – Basic	$(0.89)	$(0.65)	$(1.16)	$(1.40)
Loss per share – Diluted	$(0.89)	$(0.65)	$(1.16)	$(1.40)
In periods of net loss, options, RSUs, and PSUs are anti-dilutive and therefore excluded from the earnings per share calculation.

In thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options excluded from computation of diluted loss per share.	2,691	4,469	3,190	4,663
RSUs excluded from computation of diluted loss per share.	278	335	281	239
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

2020 Q3 10-Q Report	Stericycle, Inc. ●	19

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
Our reportable segments are:
•North America
•International
•Other (which includes costs related to corporate enabling shared services functions and stock-based compensation)
The following tables show financial information for the Company's reportable segments:

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
North America	$517.1	$691.9	$1,663.0	$2,076.2
International	119.3	141.2	356.6	432.8
Total	$636.4	$833.1	$2,019.6	$2,509.0
Adjusted Income from Operations
North America	$157.0	$155.5	$447.0	$444.7
International	15.4	20.0	32.3	53.1
Other	(71.4)	(56.7)	(199.2)	(168.4)
Total	$101.0	$118.8	$280.1	$329.4
The following table reconciles the Company's primary measure of segment profitability, Adjusted Income from Operations, to Loss from Operations:

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total Reportable Segment Adjusted Income from Operations	$101.0	$118.8	$280.1	$329.4
Business Transformation	(10.7)	(17.1)	(37.9)	(51.6)
Intangible Amortization	(31.4)	(35.8)	(94.5)	(110.5)
Acquisition and Integration	—	(1.6)	—	(3.5)
Operational Optimization	(3.1)	(3.9)	(3.1)	(11.1)
Divestitures (including Divestiture (losses) gains, net)	(105.4)	(85.3)	(172.9)	(87.4)
Litigation, Settlements and Regulatory Compliance	(3.5)	(2.4)	(12.1)	(21.3)
Goodwill Impairment	—	—	—	(20.9)
Asset Impairments	(0.6)	—	(12.9)	(3.7)
Other	(2.1)	(7.2)	(8.0)	(32.8)
Loss from operations	$(55.8)	$(34.5)	$(61.3)	$(13.4)
Domestic CRS assets of $78.4 million as of September 30, 2020 are now included in the North America reportable segment.
Other than the reorganization of our segments described above and the impact of the divestiture discussed in Part I, Item I. Financial Statements Note 3 Restructuring, Divestitures and Impairments, there were no significant changes by reportable segment from the information provided in the Company’s 2019 Form 10-K.

2020 Q3 10-Q Report	Stericycle, Inc. ●	20

NOTE 9 – COMMITMENTS AND CONTINGENCIES
Environmental Remediation Liabilities
Total environmental liabilities were classified as follows:

In millions
	September 30, 2020	December 31, 2019
Accrued liabilities	$3.1	$4.7
Other long-term liabilities	—	27.2
Total environmental liabilities	$3.1	$31.9
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

The parties engaged in discussions through and overseen by a mediator regarding a potential resolution of the matter and reached a settlement agreement, as previously disclosed, which settlement agreement obtained court approval on March 8, 2018 (the “SQ Settlement”). Under the terms of the SQ Settlement, the Company admitted no fault or wrongdoing whatsoever, and it entered into the SQ Settlement to avoid the cost and uncertainty of litigation.

2020 Q3 10-Q Report	Stericycle, Inc. ●	21

Certain class members who have opted out of the Final SQ Settlement have filed lawsuits against the Company, and the Company will defend and resolve those actions. The Company has made an accrual in respect of these collective matters consistent with its accrual policies described above, which is not material.

Securities Class Action and Opt Out Lawsuits. On July 11, 2016, two purported stockholders filed a putative class action complaint in the U.S. District Court for the Northern District of Illinois, which was subsequently amended. As amended, the complaint purported to assert claims on behalf of all purchasers of the Company’s publicly traded securities between February 7, 2013 and February 21, 2018, inclusive, and all those who purchased securities in the Company’s public offering of depository shares on or around September 15, 2015. The complaint named as defendants the Company, its directors and certain of its current and former officers, and certain of the underwriters in the public offering. The complaint purported to assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as SEC Rule 10b-5, promulgated thereunder. The complaint alleged, among other things, that the Company imposed unauthorized or excessive price increases and other charges on its customers in breach of its contracts, and that defendants failed to disclose those alleged practices in public filings and other statements issued during the proposed class period.

Defendants filed a motion to dismiss. Before the court had ruled on the pending motion to dismiss, the parties engaged in discussions through and overseen by a mediator regarding a potential resolution of the matter and reached a settlement agreement as previously disclosed (the “Securities Class Action Settlement”). The court held a final fairness hearing on July 22, 2019, at which it granted final approval of the Securities Class Action Settlement and took under advisement the amount of attorneys’ fees to be awarded to plaintiffs’ counsel from the settlement fund. Under the terms of the Securities Class Action Settlement, the Company admitted no fault or wrongdoing whatsoever, and it entered into the Securities Class Action Settlement to avoid the cost and uncertainty of litigation.

Certain class members who have opted out of the Final Securities Class Action Settlement have filed lawsuits against the Company. On March 6, 2020, the Company filed motions to dismiss these actions, which motions remain pending. The Company intends to defend these actions vigorously and resolve them as appropriate. The Company has made an accrual in respect of these lawsuits consistent with its accrual policies described above, which is not material.

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

The Company has been informed that the office of the United States Attorney for the Southern District of New York is conducting a False Claims Act investigation related to Stericycle’s collection, transportation and disposal of hazardous waste. The Company has separately been informed that the State of California Department of Justice has opened a similar investigation with respect to government customers in California. The Company is cooperating with both investigations.

The Company has not accrued any amounts in respect of the foregoing matters, as it cannot estimate any reasonably possible loss or any range of reasonably possible losses that the Company may incur. The Company is unable to make such an estimate because, based on what the Company knows now, in the Company’s judgment, the factual and legal issues presented in this matter are sufficiently unique that the Company is unable to identify other circumstances sufficiently comparable to provide guidance in making estimates.

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

2020 Q3 10-Q Report	Stericycle, Inc. ●	22

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

Separately, on August 15, 2019, the Company received from DTSC a written Intent to Deny Hazardous Waste Facility Permit application for the Rancho Cordova facility. A public hearing was held on September 22, 2019, and the public comment period closed on October 25, 2019. The Company entered a written submission as part of that process. On August 27, 2020, DTSC issued a Notice of Denial of Hazardous Waste Facility Permit Application and on September 25, 2020, the Company filed a Petition for Review, which instituted an administrative appeal of DTSC’s action.

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

2020 Q3 10-Q Report	Stericycle, Inc. ●	23

DEA Investigation – Rancho Cordova, California and Indianapolis, Indiana. On February 11, 2020, the Company received an administrative subpoena from the DEA, which executed a search warrant at the Company’s Domestic Environmental Solutions facility at Rancho Cordova, California and an administrative inspection warrant at the Company’s facility in Indianapolis, Indiana for materials related to the Domestic Environmental Solutions business of shipping and destroying controlled substances. On that same day, agents from the DTSC executed a separate search warrant at the Rancho Cordova facility. The Company is cooperating with the DEA and DTSC in response to their investigations, including with the government’s activity at the Rancho Cordova and Indianapolis facilities.

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

2020 Q3 10-Q Report	Stericycle, Inc. ●	24

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

Overview
We are a U.S. based business-to-business services company and leading provider of compliance-based solutions that protect people and brands, promote health and safeguard the environment. We serve customers in the U.S. and 17 countries worldwide with solutions for regulated waste management, secure information destruction, compliance, customer contact, and brand protection.  For further information on our business, reportable segments, and services, see Part I, Item 1. Business, in our 2019 Form 10-K.
Key business highlights for the nine months ended September 30, 2020 include:
•Cash flow from operations improved to $365.2 million for the first nine months of 2020 compared to $201.2 million in 2019.
•Net debt was reduced by approximately $135.5 million in the third quarter, decreasing total net debt to below $2.0 billion, the lowest net debt in the last five years.
•Income from operations, normalized for divestitures and foreign exchange rates, improved in the third quarter, driven by operational efficiencies and cost reductions.
•RWCS organic revenues grew 0.6%.
•The divestiture of the Argentina business was completed in the quarter.

COVID-19 Pandemic
In March 2020, the World Health Organization declared the COVID-19 virus outbreak a pandemic. The COVID-19 pandemic has had a global economic impact, including temporary closure of non-essential businesses worldwide and postponement of elective surgeries and preventative care. The Company continues to maintain operations within all business service offerings. We are monitoring future implications of the COVID-19 pandemic and continue to take actions to manage spending to align to operational requirements.
The Company’s COVID-19 pandemic response has included efforts to protect the health and well-being of our workforce and our customers. We worked proactively with the Centers for Disease, Control and Prevention, the Occupational Safety and Health Administration, the Department of Transportation and regulatory agencies around the world to ensure readiness for proper medical waste management. We have updated and implemented numerous protocols specifically to reduce risk among our front-line team members, and our strategic sourcing team has worked diligently to take measures to provide our field operations employees with appropriate personal protective equipment. We’ve staggered shift times and dedicated trucks to specific drivers to reduce exposure. We’ve implemented more rigorous cleaning protocols for all our facilities. Since March of 2020, we had more than 7,000 team members around the globe sheltering in place, all to protect our staff and communities we serve. We will continue to monitor the safety of our team members as a result of the COVID-19 pandemic, but the long-term impact is not known at this point as the scale and severity of the outbreak is still uncertain.

2020 Q3 10-Q Report	Stericycle, Inc. ●	25

The Company has taken a leadership position related to the COVID-19 pandemic to support our customers and provide industry expertise regarding the effective management of COVID-19 waste.
The impact of the COVID-19 pandemic across our revenue service categories is as follows:

Revenue Service Category	Services Offered	COVID-19 Pandemic Impact
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

Revenues for RWCS showed growth over third quarter last year despite the impact on maritime waste services from the pandemic.

The COVID-19 pandemic has also created new needs for healthcare testing centers for the COVID-19 virus across America as well as the disposal of non-healthcare waste. We continue to provide services to testing centers and our expanding non-healthcare waste customer base.

Secure Information Destruction Services	•Secure information destruction (including document and hard drive destruction services)
Continuing with the progress built towards the end of the second quarter, in the third quarter continued recovery of our stops serviced as the economy continued to reopen.

In North America, SID organic revenues were down 14.3% percent compared to third quarter 2019, which reflects a decrease in service stops of approximately the same percentage. While still below pre-pandemic levels, SID revenues recorded an improved quarter-over-quarter sequential performance.

Communication and Related Services
•Appointment reminders, secure messaging, event registration, and other communications specifically for hospitals and integrated delivery networks.
•Regulated recall and returns management communication, logistics, and data management services for expired, withdrawn or recalled products

At the end of the first quarter and through the third quarter 2020, we observed lower demand for services due to the pandemic. When excluding the impact of divestitures and foreign exchange, revenues declined $1.7 million.

Key Business Priorities

1.Quality of revenue – Over the past 18 months, we have been executing against our foundational initiatives we launched to drive revenue quality. These included a formal cross-functional deal review committee, realignment of sales incentive plans, and the re-organization of our commercial leadership team around our service lines and key customers channels. We are now adding our next quality of revenue initiative, the implementation of a global customer pipeline management process and tool for both Regulated Waste and Compliance Services and Secure Information Destruction. We experienced favorable revenue trends from the new services that we introduced during the second quarter. Our non-healthcare PPE waste disposal service is expanding our customer base to new channels while our Priority and Express document destruction services are being well received by customers wanting time sensitive pick-up.
2.Operational cost efficiencies – As we manage through volatile times, we remain focused on controlling variable and discretionary costs and improving performance and efficiencies in our field operations. Our Engineering and Operations teams have and will continue to implement operational process and performance improvements, which have significantly contributed to our gross profit margin expansion during the third quarter. We are gaining traction on sizing and balancing our fleet and equipment; driving efficiencies in route and long-haul planning; and optimizing our network and assets. Additionally, we have normalized our workforce following the furloughs experienced earlier this year.

2020 Q3 10-Q Report	Stericycle, Inc. ●	26

3.Portfolio rationalization – On August 3, 2020, Stericycle divested all of our operations in Argentina for approximately $3.9 million in cash. On April 6, 2020, we also divested the Domestic Environmental Solutions business to Harsco Corporation for $462.5 million in cash. We expect to continue to evaluate our portfolio of services and service lines to assess long-term potential for growth and profitability, strategic to our core services, and/or present the opportunity to reduce debt; however, the impact of the COVID-19 pandemic on the economy may limit our ability to close future transactions.
4.Debt reduction and leverage improvement – We have reduced net debt by approximately $693 million during the nine months ended September 30, 2020. We applied approximately $430 million in net proceeds from the divestiture of the Domestic Environmental Solutions business to the repayment of debt during April 2020. With the divestiture proceeds and our continued focus on operating margin expansion, we reduced our adjusted debt to EBITDA leverage ratio as defined by our Credit Agreement to 3.75 times in the third quarter 2020. We have $591.7 million as of September 30, 2020 available under our Senior Credit Facility, which matures in November 2022.
5.ERP implementation – We entered 2020 with a schedule to begin the staged deployment of the commercial, operational and financial systems in North America. Our first stage included the implementation of a human capital management system which was completed in January 2020. However, guided by our commitment to protect what matters, we concluded that the health and travel risks associated with a field deployment in the COVID-19 pandemic environment were substantial, and given our priorities to serve our customers and keep our team members safe, we made the decision to defer the ERP deployment to 2021. In the interim, we are making progress mining data from our legacy systems and tools to gain business insights, build scorecards and improve performance. Additionally, over the past several months, we accelerated the deployment of certain technologies associated with our North American ERP system, including our new employee travel and expense system and a global tax management system.

Key Strategies and Other Significant Matters
The following table identifies key strategies and other significant matters impacting our business and how they are classified in the Condensed Consolidated Statements of Loss:

2020 Q3 10-Q Report	Stericycle, Inc. ●	27

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Pre-tax items:
Included in COR
Business Transformation	$—	$0.1	$—	$0.1
Operational Optimization	—	3.8	—	8.0
Asset Impairments	—	—	6.8	1.6
Total included in COR	—	3.9	6.8	9.7

Included in SG&A
Business Transformation	10.7	17.0	37.9	51.5
Intangible Amortization	31.4	35.8	94.5	110.5
Acquisition and Integration	—	1.6	—	3.5
Operational Optimization	3.1	0.1	3.1	3.1
Divestitures	1.3	2.1	6.7	9.3
Litigation, Settlements and Regulatory Compliance	3.5	2.4	12.1	21.3
Asset Impairments	0.6	—	6.1	2.1
Other	2.1	7.2	8.0	32.8
Total included in SG&A	52.7	66.2	168.4	234.1

Divestiture losses (gains), net	104.1	83.2	166.2	78.1
Goodwill impairment	—	—	—	20.9
Total included in Loss from operations	156.8	153.3	341.4	342.8

Included in Interest expense, net
Capital Allocation (debt related)	—	—	—	3.6

Loss on early extinguishment of debt	—	—	—	23.1

Included in Other expense, net
Other (including highly inflationary exchange loss)	0.2	1.8	1.2	3.1
Total pre-tax	$157.0	$155.1	$342.6	$372.6

After tax items:
U.S. CARES Act	$—	$—	$39.4	$—
Total after-tax	$—	$—	$39.4	$—

2020 Q3 10-Q Report	Stericycle, Inc. ●	28

Business Transformation
For the periods presented and for the cumulative period since the inception of Business Transformation, we have recognized the following, principally reported in Other:

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	Cumulative Since Inception
ERP development and implementation (Project Monarch)
Consulting and professional fees	$3.1	$7.1	$15.3	$19.8	$58.5
Internal labor	3.4	2.9	10.4	7.1	28.5
Software usage/maintenance fees	3.1	4.4	8.8	12.1	31.5
Other related expenses	1.1	1.3	3.4	2.5	9.3
Operating expenditures	10.7	15.7	37.9	41.5	127.8
Capital expenditures	2.9	30.0	47.0	95.8	156.5
Total ERP (Project Monarch) related	13.6	45.7	84.9	137.3	284.3

Investment in cost savings and other related matters	—	1.4	—	10.1	91.7

Total operating and capital expenditures	$13.6	$47.1	$84.9	$147.4	$376.0
	`	`
Non-cash charges	$0.6	$0.2	$1.7	$1.0	$15.3
Cash charges (including stock based compensation)	10.1	16.9	36.2	50.6	204.2
Total operating expenditures	$10.7	$17.1	$37.9	$51.6	$219.5

As of December 31, 2019, we had completed activities originally contemplated as part of Business Transformation in the areas of investment in costs savings and business capability and other related matters. We have shifted the planned deployment of the rest of our North American ERP system until 2021. In the interim, we accelerated the deployment of certain technologies associated with our North American ERP system, including our new employee travel and expense system and a new global tax management system.

Until the ERP system is implemented, we will continue to incur costs to maintain the development system. The 2021 ERP deployment results in us incurring a prorated portion of the incremental annual IT ongoing costs for running the new system. Additionally, we will continue to incur costs to maintain the legacy suite of applications that are also used by our international businesses until their system portfolio is replaced.

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
The decrease in amortization expense is a result of the reduction of Intangible assets related to divestitures. See Part I, Item I. Financial Statements Note 3 Restructuring, Divestitures and Impairments in the Condensed Consolidated Financial Statements for further information.

Operational Optimization
We aim to achieve a culture of continuous improvement that will enhance our efficiency, effectiveness and competitiveness to improve our cost base and cash flow, and we have taken a number of actions to reduce

2020 Q3 10-Q Report	Stericycle, Inc. ●	29

operating costs and optimize operations. For example, we believe plant throughput and route density are competitive strengths of Stericycle. We maintain such strengths by making adjustments to our network of transportation and treatment facilities, standardizing containers and fleet levels in an effort to optimize overall logistics and processing capabilities within a service category while reducing operational costs. As part of these efforts, we seek to reduce network redundancies by consolidating facilities, closing redundant facilities, optimizing containers and fleet levels and restructuring the local organization and operations for efficiency.
We recognized the following Operational Optimization expenses:

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operational Optimization
Exit costs - employee termination	$0.3	$0.3	$0.3	$0.5
Closure and exit costs - other	—	0.7	—	2.5
Non-cash charges	2.8	1.8	2.8	6.1
Other expenses	—	1.1	—	2.0
Total Operational Optimization	$3.1	$3.9	$3.1	$11.1

North America
Exit costs - employee termination	$—	$—	$—	$—
Closure and exit costs - other	—	—	—	—
Non-cash charges	—	—	—	2.0
Other expenses	—	—	—	0.1
Total	$—	$—	$—	$2.1

International
Exit costs - employee termination	$0.3	$0.3	$0.3	$0.5
Closure and exit costs - other	—	0.7	—	2.5
Non-cash charges	2.8	1.8	2.8	4.1
Other expenses	—	1.1	—	1.9
Total	$3.1	$3.9	$3.1	$9.0
See Part I, Item I. Financial Statements; Note 3 Restructuring, Divestitures, and Impairments for further information.
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
•outlook for long-term market conditions;
•potential impact to complementary services or customer relationships;
•ability to leverage infrastructure and customer base for growth;
•potential for margin improvement;
•current divestiture value versus future divestiture value;
•ongoing capital requirements of the business;
•return on invested capital;
•impact on overall leverage, including impact on our debt leverage ratio;

2020 Q3 10-Q Report	Stericycle, Inc. ●	30

•implications for our internal control remediation efforts; and
•implications for our ERP system implementation.
We recognized the following Divestitures (including Divestiture losses (gains), net) in the Condensed Consolidated Statements of Loss:

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Argentina operations	$112.4	$—	$112.4	$—
Domestic Environmental Solutions business	(8.3)	—	53.8	—
CRS operations	—	42.3	—	42.3
Mexico operations	—	40.2	—	40.2
U.K. businesses	—	0.7	—	(4.4)
Divestiture losses (gains), net	104.1	83.2	166.2	78.1
Consulting, professional, and other fees (in SG&A)	1.3	2.1	6.7	9.3
Total Divestitures (including Divestiture losses (gains), net)	$105.4	$85.3	$172.9	$87.4
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
See table above for litigation, settlement and regulatory compliance charges, primarily consulting and professional fees, contingent liability provisions and settlements, net of insurance recoveries, impacting our business for the periods presented and how they are classified in the Condensed Consolidated Statements of Loss.

2020 Q3 10-Q Report	Stericycle, Inc. ●	31

Asset and Goodwill Impairments
We recognized the following non-cash impairment charges:

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Property, plant and equipment	$—	$—	$6.8	$1.6
Impairments included in COR	$—	$—	$6.8	$1.6

Property, plant and equipment	$0.2	$—	$0.2	$0.4
Customer lists, permits and tradenames	0.4	—	5.9	1.7
Impairments included in SG&A	$0.6	$—	$6.1	$2.1

Goodwill impairments:
Latin America reporting unit	$—	$—	$—	$20.9
Goodwill impairments	$—	$—	$—	$20.9
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
See table above of key strategies and other significant matters for the impact of foreign exchange re-measurement of net monetary assets held in Argentina, divested on August 3, 2020, as a result of its designation as a highly inflationary economy for the periods presented and how they are classified in the Condensed Consolidated Statements of Loss.

U.S. CARES Act
For additional information, see Part I, Item I. Financial Statements; Note 6 – Income Taxes in the Condensed Consolidated Financial Statements.

Results of Operations
Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019:
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

2020 Q3 10-Q Report	Stericycle, Inc. ●	32

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
In addition, we updated service lines to reflect Hazardous Waste Solutions Services and Manufacturing and Industrial Services in RWCS. This reclassification is driven by the divestiture of the Domestic Environmental Solutions business, discussed in Part I, Item I. Financial Statements Note 3 Restructuring, Divestitures and Impairments, and service line information has been recast to conform to the new presentation.
Revenues by service and reportable segment were as follows:

	Three Months Ended September 30,
	In millions				Components of Change (%)
					Organic
	2020	2019	Change ($)	Change (%)	Growth(1)	SOP Pricing	Divestitures	Foreign Exchange
Revenue by Service
Regulated Waste and Compliance Services	$415.5	$551.6	$(136.1)	(24.7)%	0.6%	—%	(25.1)%	(0.2)%
Secure Information Destruction Services	187.3	222.6	(35.3)	(15.9)%	(16.8)%	0.6%	—%	0.4%
Communication and Related Services	33.6	58.9	(25.3)	(43.0)%	(2.9)%	—%	(40.2)%	0.1%
Total Revenues	$636.4	$833.1	$(196.7)	(23.6)%	(4.3)%	0.1%	(19.4)%	—%
North America
Regulated Waste and Compliance Services	$322.5	$445.6	$(123.1)	(27.6)%	(0.8)%	—%	(26.8)%	—%
Secure Information Destruction Services	163.4	189.7	(26.3)	(13.9)%	(14.3)%	0.6%	—%	(0.1)%
Communication and Related Services	31.2	56.6	(25.4)	(44.9)%	(3.0)%	—%	(41.8)%	—%
Total North America Segment	$517.1	$691.9	$(174.8)	(25.3)%	(4.7)%	0.2%	(20.7)%	—%
International
Regulated Waste and Compliance Services	$93.0	$106.0	$(13.0)	(12.3)%	6.4%	—%	(17.7)%	(1.0)%
Secure Information Destruction Services	23.9	32.9	(9.0)	(27.4)%	(31.2)%	0.5%	—%	3.3%
Communication and Related Services	2.4	2.3	0.1	4.3%	—%	—%	—%	4.3%
Total International Segment	$119.3	$141.2	$(21.9)	(15.5)%	(2.5)%	0.1%	(13.3)%	0.1%

2020 Q3 10-Q Report	Stericycle, Inc. ●	33

	Nine Months Ended September 30,
	In millions				Components of Change (%)
					Organic
	2020	2019	Change ($)	Change (%)	Growth(1)	SOP Pricing	Divestitures	Foreign Exchange
Revenue by Service
Regulated Waste and Compliance Services	$1,366.9	$1,641.7	$(274.8)	(16.7)%	1.2%	—%	(16.7)%	(1.2)%
Secure Information Destruction Services	557.9	684.0	(126.1)	(18.4)%	(16.3)%	(2.0)%	—%	(0.1)%
Communication and Related Services	94.8	183.3	(88.5)	(48.3)%	(7.0)%	—%	(41.2)%	(0.1)%
Total Revenues	$2,019.6	$2,509.0	$(489.4)	(19.5)%	(4.2)%	(0.6)%	(13.9)%	(0.8)%
North America
Regulated Waste and Compliance Services	$1,089.6	$1,317.8	$(228.2)	(17.3)%	0.5%	—%	(17.7)%	(0.1)%
Secure Information Destruction Services	486.8	584.4	(97.6)	(16.7)%	(14.6)%	(2.0)%	—%	(0.1)%
Communication and Related Services	86.6	174.0	(87.4)	(50.2)%	(8.3)%	—%	(41.9)%	(0.1)%
Total North America Segment	$1,663.0	$2,076.2	$(413.2)	(19.9)%	(4.5)%	(0.6)%	(14.8)%	(0.1)%
International
Regulated Waste and Compliance Services	$277.3	$323.9	$(46.6)	(14.4)%	4.0%	—%	(12.6)%	(5.8)%
Secure Information Destruction Services	71.1	99.6	(28.5)	(28.6)%	(26.0)%	(2.3)%	—%	(0.2)%
Communication and Related Services	8.2	9.3	(1.1)	(11.8)%	17.2%	—%	(29.0)%	—%
Total International Segment	$356.6	$432.8	$(76.2)	(17.6)%	(2.6)%	(0.5)%	(10.0)%	(4.4)%
(1)Growth is change in revenues excluding the impact of SOP pricing, divestitures and foreign exchange.

For the three and nine month periods ended September 30, 2020 as compared to the prior year periods, organic SID and CRS revenue were lower, primarily reflecting COVID-19 pandemic business disruption. Organic RWCS revenue was slightly favorable in the current year three and nine month periods in comparison to the prior year respective periods.
North America revenues decreased $174.8 million, or 25.3%, in the third quarter of 2020 to $517.1 million from $691.9 million in the third quarter of 2019. Divestiture of the Domestic Environmental Solutions business in the second quarter 2020 and divestiture of components of the CRS business sold in 2019 reduced revenues by $143.3 million, or 20.7%. Organic revenue, excluding SOP pricing, decreased $32.3 million or 4.7% due to the COVID-19 pandemic, and slightly offset by an increase in revenue due to the increase in SOP pricing of $1.1 million.
International revenues decreased $21.9 million, or 15.5%, in the third quarter of 2020 to $119.3 million from $141.2 million in the third quarter of 2019. The decrease in International segment organic revenue, excluding SOP pricing, was $3.5 million, or 2.5%, largely attributable to the COVID-19 pandemic. The impact of SOP pricing was relatively flat at an increase of $0.2 million for the quarter ended September 30, 2020 as compared to the prior year quarter. Divestiture of the Argentina, Chile, and Mexico businesses reduced revenues by $18.7 million, or 13.3%. The effect of foreign exchange rates was slightly unfavorable by $0.1 million, or 0.1%. Due to the divestiture of Argentina operations during the third quarter of 2020, we have eliminated the Argentina peso from our consolidated results which has experienced significant volatility in recent periods.
North America revenues decreased $413.2 million, or 19.9%, for the nine month period ended September 30, 2020 to $1,663.0 million from $2,076.2 million for the nine month period ended September 30, 2019. Divestiture of the Domestic Environmental Solutions business in the second quarter 2020 and divestiture of components of the CRS business sold in 2019 reduced revenues by $306.5 million, or 14.8%. Organic revenue, excluding SOP pricing, decreased $93.7 million or 4.5%. Additionally, there was a decrease in revenue due to the impact of SOP pricing of $11.5 million, or 0.6% as compared to the prior year period.
International revenues decreased $76.2 million, or 17.6%, for the nine month period ended September 30, 2020 to $356.6 million from $432.8 million for the nine month period ended September 30, 2019. The decrease in International segment organic revenue, excluding SOP pricing, was $11.4 million, or 2.6%. Additionally, there was a decrease in revenue due to the impact of SOP pricing of $2.3 million, or 0.5% as compared to the prior year period. Divestiture of the Argentina, U.K. TextAnywhere, Chile, and Mexico businesses reduced revenues by $43.5 million,

2020 Q3 10-Q Report	Stericycle, Inc. ●	34

or 10.0%. The effect of foreign exchange rates unfavorably impacted International revenues in 2020 by $19.0 million, or 4.4%, as foreign currencies, notably those in Latin America, declined against the U.S. dollar
Gross profit:

In millions
	Three Months Ended September 30,
	2020		2019		Change
	$	% Revenue	$	% Revenue	$	%
Gross profit	267.3	42.0%	295.3	35.4%	(28.0)	(9.5)%

In millions
	Nine Months Ended September 30,
	2020		2019		Change
	$	% Revenue	$	% Revenue	$	%
Gross profit	783.6	38.8%	895.0	35.7%	(111.4)	(12.4)%
The decrease in Gross profit for the three and nine months ended September 30, 2020, as compared to the prior year periods, was primarily due to the divestiture of the Domestic Environmental Solutions business and Argentina business in 2020 and divestitures that occurred during 2019. In addition, income from operations was lower associated with the COVID-19 pandemic resulting in decreased revenue discussed above specific to SID and CRS. These were partially offset by reductions in variable and discretionary costs, driven by operational efficiency improvements including in transportation and productivity gains. Gross profit as a percentage of Revenues has improved as divested businesses historically produced lower margins as compared to core businesses and operational efficiencies noted above. In addition, we continue to see lower charges associated with our key strategies and other significant matters discussed above.
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
SG&A:

In millions
	Three Months Ended September 30,
	2020		2019		Change
	$	% Revenue	$	% Revenue	$	%
SG&A	219.0	34.4%	246.6	29.6%	(27.6)	(11.2)%

In millions
	Nine Months Ended September 30,
	2020		2019		Change
	$	% Revenue	$	% Revenue	$	%
SG&A	678.7	33.6%	809.4	32.3%	(130.7)	(16.1)%
The decrease in SG&A for the three and nine months ended September 30, 2020, as compared to the prior year periods, was primarily due to disciplined spending on operations and the 2020 divestitures of the Domestic Environmental Solutions business and Argentina business, and other divestitures in 2019. Additionally, the Company had lower employee costs due to the impact of furloughed team members, lower commissions, and reduced consulting and professional fees, divestitures, litigation, compliance and material weakness remediation costs, partially offset by higher incentive compensation. Further, there was a decrease in intangible asset amortization as assets became fully amortized.

2020 Q3 10-Q Report	Stericycle, Inc. ●	35

Divestiture losses (gains), net:

In millions
	Three Months Ended September 30,
	2020		2019		Change
	$	% Revenue	$	% Revenue	$	%
Divestiture losses (gains), net	104.1	16.4%	83.2	10.0%	20.9	25.1%

In millions
	Nine Months Ended September 30,
	2020		2019		Change
	$	% Revenue	$	% Revenue	$	%
Divestiture losses (gains), net	166.2	8.2%	78.1	3.1%	88.1	112.8%
For additional information, see Part I, Item I. Financial Statements Note 3 Restructuring, Divestitures and Impairments in the Condensed Consolidated Financial Statements and our Key Strategies and Other Significant Matters discussed above.
Goodwill impairment:

In millions
	Nine Months Ended September 30,
	2020		2019		Change
	$	% Revenue	$	% Revenue	$	%
Goodwill impairment	—	—	20.9	0.8%	(20.9)	(100.0)%
No goodwill impairments were recorded during the three months ended September 30, 2020 and 2019.
For additional information, see Part I, Item I. Financial Statements; Note 4 – Goodwill and Other Intangible Assets in the Condensed Consolidated Financial Statements and our Key Strategies and Other Significant Matters discussed above.
Segment Profitability:
See Part I, Item I. Financial Statements Note 8 – Segment Reporting and our Key Strategies and Other Significant Matters discussed above for adjusting items detail.
Segment profitability was as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2020		2019		Change 2020 versus 2019		2020		2019		Change 2020 versus 2019
	$	% of Segment Revenue	$	% of Segment Revenue	$	%	$	% of Segment Revenue	$	% of Segment Revenue	$	%
Adjusted Income from Operations
North America	157.0	30.4%	155.5	22.5%	1.5	1.0%	447.0	26.9%	444.7	21.4%	2.3	0.5%
International	15.4	12.9%	20.0	14.2%	(4.6)	(23.0)%	32.3	9.1%	53.1	12.3%	(20.8)	(39.2)%
All Other	(71.4)	(11.2)%	(56.7)	—%	(14.7)	25.9%	(199.2)	—%	(168.4)	—%	(30.8)	18.3%
Total	101.0	15.9%	118.8	14.3%	(17.8)	(15.0)%	280.1	13.9%	329.4	13.1%	(49.3)	(15.0)%

Reconciliation to Loss from operations:
Adjusted Income from Operations	101.0		118.8				280.1		329.4
Adjusting Items Total	(156.8)		(153.3)				(341.4)		(342.8)
Loss from Operations	(55.8)		(34.5)				(61.3)		(13.4)
Adjusted Income from Operations for our North America segment increased $1.5 million, or 1.0%, in the third quarter of 2020 to $157.0 million from $155.5 million in the third quarter of 2019. As a percentage of North America

2020 Q3 10-Q Report	Stericycle, Inc. ●	36

revenues, Adjusted Income from Operations was 30.4% and 22.5%, for the third quarter of 2020 and 2019, respectively. Adjusted Income from Operations increased due to reductions in variable and discretionary costs, driven by operational efficiency improvements including compensation, transportation, and SG&A expense management. Operating margin improved as divested businesses historically produced lower margins as compared to core businesses and operational efficiencies noted above.
Adjusted Income from Operations for our North America segment increased $2.3 million, or 0.5%, for the nine months ended September 30, 2020 to $447.0 million from $444.7 million for the nine months ended September 30, 2019. As a percentage of North America revenues, Adjusted Income from Operations was 26.9% and 21.4%, for the nine months ended September 30, 2020 and 2019, respectively. Adjusted Income from Operations improved due to reductions in variable and discretionary costs, driven by operational efficiency improvements including compensation, transportation, and disciplined spending in operations. The increase was partially offset by the divestiture of the Domestic Environmental Solutions business and divestitures that occurred during 2019. Operating margin improved as divested businesses historically produced lower margins as compared to core businesses and operational efficiencies noted above.
Adjusted Income from Operations for our International segment decreased $4.6 million, or 23.0%, for the third quarter of 2020 to $15.4 million from $20.0 million for the third quarter of 2019. The decline was primarily driven by a reduction in income from operations due to the COVID-19 pandemic and the related revenue decreases discussed above. As a percentage of International revenues, Adjusted Income from Operations was 12.9% and 14.2% for the third quarter of 2020 and 2019, respectively.
Adjusted Income from Operations for our International segment decreased $20.8 million, or 39.2%, for the nine month period ended September 30, 2020 to $32.3 million from $53.1 million for the nine months ended September 30, 2019. The decline was primarily a reduction in income from operations due to the COVID-19 pandemic and the related revenue decreases discussed above. As a percentage of International revenues, Adjusted Income from Operations was 9.1% and 12.3% for the nine month periods ended September 30, 2020 and 2019, respectively.
Adjusted Loss from Operations for Other increased in the three months ended September 30, 2020 compared to the prior year comparable period as a result of higher incentive and stock based compensation and professional fees associated with higher legal expenses and information technology expenses.
Adjusted Loss from Operations for Other increased in the nine months ended September 30, 2020 compared to the prior year comparable period as a result of higher incentive and stock based compensation, professional fees associated with higher legal expense and information technology, and corporate insurance, partially offset by lower worker’s compensation expense.
Interest expense, net:

In millions
	Three Months Ended September 30,
	2020		2019		Change
	$	% Revenue	$	% Revenue	$	%
Interest expense, net	17.7	2.8%	29.9	3.6%	(12.2)	(40.8)%

In millions
	Nine Months Ended September 30,
	2020		2019		Change
	$	% Revenue	$	% Revenue	$	%
Interest expense, net	62.0	3.1%	91.1	3.6%	(29.1)	(31.9)%
The decrease in the three and nine months ended September 30, 2020 as compared to the prior year periods is a result of a lower weighted-average debt balance as well as lower interest rates. For further information see Part I, Item I. Financial Statements; Note 5 – Long-Term Debt.

2020 Q3 10-Q Report	Stericycle, Inc. ●	37

Loss on early extinguishment of debt:

In millions
	Nine Months Ended September 30,
	2020		2019		Change
	$	% Revenue	$	% Revenue	$	%
Loss on early extinguishment of debt	—	—%	23.1	0.9%	(23.1)	(100.0)%
No loss on early extinguishment of debt was recorded during the three months ended September 30, 2020 and 2019. During the nine months ended September 30, 2019, the Company incurred a pre-tax loss on early extinguishment of debt of $23.1 million, relating to the repayment of its private placement notes.
For further information see Part I, Item I. Financial Statements; Note 5 – Long-Term Debt.
Other expense, net:

In millions
	Three Months Ended September 30,
	2020		2019		Change
	$	% Revenue	$	% Revenue	$	%
Other expense, net	0.9	0.1%	3.2	0.4%	(2.3)	(71.9%)

In millions
	Nine Months Ended September 30,
	2020		2019		Change
	$	% Revenue	$	% Revenue	$	%
Other expense, net	4.8	0.2%	7.2	0.3%	(2.4)	(33.3%)
Other expense, net is primarily comprised of foreign exchange losses including the re-measurement of net monetary assets held in Argentina as a result of its designation as a highly inflationary economy.
Income tax (expense) benefit:

In millions
	Three Months Ended September 30,
	2020		2019		Change
	$	Effective Rate	$	Effective Rate	$	%
Income tax (expense) benefit	(6.5)	(8.7)%	8.6	12.7%	15.1	175.6%

In millions
	Nine Months Ended September 30,
	2020		2019		Change
	$	Effective rate	$	Effective rate	$	%
Income tax (expense) benefit	23.2	18.1%	8.0	5.9%	15.2	190.0%
For further information, see Part I, Item I. Financial Statements; Note 6 – Income Taxes in the Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
The Company believes that it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its shareholders. Operating cash flows and the Company’s $1.2 billion Senior Credit Facility are the Company’s primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s long-term debt obligations, capital expenditures necessary to support growth and productivity improvements, including those associated with shareholder distributions approved by the Board of Directors. To the extent the Company needs to add additional funding options to meet additional liquidity

2020 Q3 10-Q Report	Stericycle, Inc. ●	38

requirements or diversify its funding portfolio, the Company could seek additional financing from alternative sources, including approaching the capital markets.

The Company additionally expects positive impacts to cash flow from operations in 2020 as a result of the U.S. CARES Act. The Company anticipates cash refunds under certain provisions of the U.S. CARES Act to be approximately $100 million in 2020 from cash tax refunds for 2018 and 2019 net operating loss carrybacks. In July, the Company received approximately half of the expected refund amount. We anticipate receiving the remaining refund by the end of the year, although there is some timing risk given COVID-19 mail processing delays affecting the processing of refund claims at the IRS. Additionally, starting in the second quarter of 2020 and continuing through the rest of the year, the Company has and expects to continue to defer payments associated with employer related payroll taxes of approximately $20.0 million under the U.S. CARES Act with expected payments in late 2021 and 2022. Through the third quarter ended September 30, 2020, the Company deferred approximately $15.0 million of total expected employer related payroll taxes.
Similar tax provisions and other stimulus measures have been granted either before or after September 30, 2020 by certain foreign and U.S. state jurisdictions which the Company continues to evaluate and apply, if applicable. The Company has benefited in the nine month period ended September 30, 2020 from indirect tax payment deferrals of approximately $10.0 million, which will be due in 2021.
The Credit Agreement and Fifth Amendment contain a number of covenants, including financial covenants. As of September 30, 2020, the Company was in compliance with the Consolidated Leverage Ratio covenant, with an actual ratio of 3.75 to 1.00, which was below the allowed maximum ratio of 4.75 to 1.00 as contained in the Fifth Amendment. On April 6, 2020, the Company completed the divestiture of its Domestic Environmental Solutions business. Therefore, effective April 6, 2020, the Consolidated Leverage Ratio decreased by 0.25 to 4.75 to 1.00 for fiscal quarters ending on or before December 31, 2021 and 4.25 to 1.00 for fiscal quarters ending on or after March 31, 2022.
Given our current leverage position, we believe we should be able to operate within our covenant thresholds, but due to the unpredictability of the COVID-19 pandemic and situations outside our control, it is reasonably likely that we could exceed this Consolidated Leverage Ratio threshold at some point in the next 12 months. This risk can be mitigated and potentially managed through appropriate spending controls, divestitures, restructuring the Company’s existing indebtedness, amending the Credit Agreement, or seeking temporary relief from the Consolidated Leverage Ratio covenant from the Company’s lenders.
A failure to comply with these covenant provisions could result in an event of default. Upon an event of default, unless waived, the lenders could elect to terminate their commitments, cease making further loans, and/or cause their loans to become due and payable in full, foreclose against the assets securing the debt under our Credit Agreement and force us and our subsidiaries into bankruptcy or liquidation.
For further details concerning these matters see Part I, Item I. Financial Statements; Note 5 – Long-Term Debt in the Condensed Consolidated Financial Statements for further information.
Cash Flow Summary:

The following table shows cash flow information for the Company by activity:

In millions
	Nine Months Ended September 30,
	2020	2019
Net cash from operating activities	$365.2	$201.2
Net cash from investing activities	328.2	(141.3)
Net cash from financing activities	(668.3)	(60.0)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(3.4)
Net change in cash and cash equivalents	$24.7	$(3.5)
Operating Cash Flows: Net cash from operating activities increased $164.0 million in the first nine months of 2020 to $365.2 million from $201.2 million in the first nine months of 2019. The current period primarily reflects (i.) lower payments for legal and professional fees, annual incentive compensation, and prepaid software totaling $50.5 million, (ii.) lower accounts receivable of $26.6 million driven by collections exceeding revenues and collection

2020 Q3 10-Q Report	Stericycle, Inc. ●	39

process improvements (iii.) lower accounts payable of $17.4 million primarily driven by reduced costs (iv.) government relief tax-related payment deferrals of $22.4 million, roughly split between U.S. and international, (v.) U.S. CARES Act net operating loss carryback refund of $48.0 million, received in the third quarter, and (vi.) advances received on executed service agreements of $19.2 million related to the Domestic Environmental Solutions divestiture.
Our third quarter DSO as reported was 50 days, compared to the DSO of 61 days in the third quarter of 2019. When excluding the divestiture revenues from the trailing 12-month DSO calculation, DSO was flat at 55 days for the third quarter 2020 and 2019.

Investing Cash Flows: Net cash from investing activities increased $469.5 million in the first nine months of 2020 to net cash provided of $328.2 million from net cash used of $141.3 million in the first nine months of 2019. Our capital expenditures decreased by $66.5 million to $94.7 million from $161.2 million in the first nine months ended 2019, primarily driven by the timing of 2019 investments in the ERP and 2020 disciplined capital management. In the second quarter of 2020, we received $427.7 million from the divestiture of the Domestic Environmental Solutions business partially offset in the third quarter of 2020 by a final working capital payment of $9.7 million. In the first quarter of 2019, we received $13.6 million from the divestiture of a U.K. businesses.
Financing Cash Flows: Net cash from financing activities increased $608.3 million in the first nine months of 2020 to $668.3 million from $60.0 million in the first nine months of 2019. The change related to our net repayments on our Senior Credit Facility and term loan for $637.3 million principally due to the proceeds received from the divestiture of the Domestic Environmental Solutions business and higher net cash from operating activities generated in the first nine months of 2020. Additionally, the Company made payments of other long-term debt and foreign debt of $26.9 million in the first nine months of 2020. During the first nine months of 2019, net borrowings of $68.6 million included repayment of private placement notes and new debt issuance of Senior Notes and additional borrowings on the Senior Credit Facility and Term Loan. As a result of the 2019 repayment of private placement notes, the Company paid $20.4 million for a make whole premium.
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

2020 Q3 10-Q Report	Stericycle, Inc. ●	40

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2020 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2020, because of material weaknesses in internal control over financial reporting, as described below.

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
Changes in internal controls
As described below, we have undertaken and continue to undertake significant remediation actions to address the material weaknesses in our internal controls over financial reporting. In addition to the remediation actions that continued throughout the quarter ended September 30, 2020, the disposal of Environmental Solutions has materially affected our internal control over financial reporting as mentioned below.
Planned Remediation of Remaining Material Weaknesses
Remediation actions undertaken during the three months ended September 30, 2020 include:
The Information Technology Governance Risk Compliance team (IT GRC) has focused remediation efforts on the maturation of our user entitlement review process, our logical access controls, program change management controls, and IT performance metrics monitoring processes

2020 Q3 10-Q Report	Stericycle, Inc. ●	41

impacting our controls environment, training, and awareness.  While the above efforts have improved our GITCs, many of the control activities impacted by these improvements have not operated for a sufficient period of time to be able to conclude on effectiveness through September 30, 2020. Operating effectiveness testing of GITCs is currently in progress.
We remain committed to continue investing significant time and resources and taking actions to remediate the material weaknesses in our GITCs. We believe the controls we have designed will remediate the control deficiencies that have led to the material weaknesses and strengthen our GITCs.
Divestiture of Environmental Solutions
Remediation actions completed during the nine months ended September 30, 2020 include (see above for description of the control area in remediation):
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

2020 Q3 10-Q Report	Stericycle, Inc. ●	42

Table of Contents	PART II

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
Further information pertaining to legal proceedings can be found in Part I, Item I. Financial Statements; Note 9 – Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements and is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2019, and Form 10-Q for the period ended June 30, 2020, the factors identified under “Safe Harbor” at the end of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the Annual Report and Form 10-Q for the period ended June 30, 2020, are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the three months ended September 30, 2020.

2020 Q3 10-Q Report	Stericycle, Inc. ●	43

Table of Contents	PART IV

Item 6. Exhibits
The following exhibits are filed or furnished as part of this report:
Exhibit Index

Exhibit Index	Description
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

3.1	Amended and restated bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed June 1, 2016)
10.1
Separation Agreement and General Release, dated as of July 6, 2020, by and between Stericycle, Inc. and David W. Stahl (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K/A filed July 8, 2020)

10.2	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit A to our Form DEF 14A filed on April 14, 2017)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101	The following information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Loss; (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Equity and (vi) Notes to Condensed Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* The Company agrees to furnish supplementally a copy of any omitted exhibit or appendix to the Securities and Exchange Commission upon request.

2020 Q3 10-Q Report	Stericycle, Inc. ●	44

Table of Contents	SIGNATURES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 5, 2020

STERICYCLE, INC.
(Registrant)
By: /s/ JANET H. ZELENKA
Janet H. Zelenka
Executive Vice President, Chief Financial Officer & Chief Information Officer

2020 Q3 10-Q Report	Stericycle, Inc. ●	45