Form 10-K
period 2020-12-31
STERICYCLE INC
filed 2021-02-25
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K
________________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 1-37556
________________________________________________________________________
Stericycle, Inc.
(Exact name of registrant as specified in its charter)
________________________________________________________________________

Delaware	36-3640402
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
2355 Waukegan Road
Bannockburn, Illinois 60015
(Address of principal executive offices, including zip code)
(847) 367-5910
(Registrant’s telephone number, including area code)
________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SRCL	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:     None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes x No ¨
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No x
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15-(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ¨
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes x No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of "large accelerated filer", "accelerated filer" "smaller reporting company", and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO x
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020): $5,120,550,890.
On February 22, 2021 there were 91,609,194 shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required by Items 10, 11, 12 and 13 of Part III of this Report is incorporated by reference from the Registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

Table of Contents	TABLE OF CONTENTS

Table of Contents	PART I
Glossary of Defined Terms
Unless the context requires otherwise, the “Company”, “Stericycle”, "we", "us", or "our" refers to Stericycle, Inc. on a consolidated basis. The Company also uses several other terms in this Annual Report on Form 10-K, most of which are explained or defined below:

Abbreviation	Description
2005 Plan	2005 Incentive Stock Plan, which was approved by stockholders in April 2005
2008 Plan	2008 Incentive Stock Plan, which was approved by stockholders in May 2008
2011 Plan	2011 Incentive Stock Plan, which was approved by stockholders in May 2011
2014 Plan	2014 Incentive Stock Plan, which was approved by stockholders in May 2014
2017 Plan	2017 Incentive Stock Plan, which was approved by stockholders in May 2017
2020 Form 10-K	Annual report on Form 10-K for the year ended December 31, 2020
Adjusted Income from Operations	Income from Operations adjusted for certain items discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
ASC 606	Accounting Standards Codification Topic 606 "Revenue from Contracts with Customers"
ASC 740	Accounting Standards Codification Topic 740 "Income Taxes"
ASC 842	Accounting Standards Codification Topic 842 "Leases"
ASEA	Agencia de Seguridad, Energia y Ambiente
ASU	Accounting Standards Update
Buyer	Harsco Corporation and CEI Holding LLC, a Delaware limited liability company and subsidiary of Harsco Corporation
CAA 2021	Consolidated Appropriations Act, 2021
Canada ESPP	Canadian Employee Stock Purchase Plan, which was approved by stockholders in May 2016
CARES Act	U.S. Coronavirus Aid, Relief, and Economic Security Act enacted into law on March 27, 2020
CDC	U.S. Center for Disease Control
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CFC	Controlled foreign corporation
Clean Air Act	The Clean Air Act of 1970
COR	Cost of revenues
COSO Framework	Internal Control Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	The global novel coronavirus disease 2019 outbreak, which the World Health Organization declared as to be a pandemic
Credit Agreement	Credit Agreement dated November 17, 2017 by and among the Company and certain of its subsidiaries named therein, Bank of America, N.A., as administrative agent, and the other financial institutions party thereto
Credit Agreement Debt Leverage Ratio	Credit Agreement Debt Leverage Ratio means, as of any date of determination, the ratio of (a) (i) Consolidated Funded Indebtedness as of such date minus (ii) Unrestricted Cash as of such date to (b) Consolidated EBITDA for the period of four fiscal quarters most recently ended on or prior to such date, as defined in the Fifth Amendment.
CRS	Communication and Related Services
DAQ	Division of Air Quality
DCF	Discounted cash flows
DEA	U.S. Drug Enforcement Agency
Disposal Group	The divestiture of Domestic Environmental Solutions
DOJ	U.S. Department of Justice
Domestic Environmental Solutions	Hazardous Waste Solutions and Manufacturing and Industrial Services
DOT	U.S. Department of Transportation
DSO	Days Sales Outstanding, defined as the average number of days that it takes a company to collect payment after a sale (revenue) has been made computed as the last twelve months of Revenues for the quarter and period ended DSO, respectively, divided by the Accounts Receivable balance.
DTSC	Department of Toxic Substances Control
EBITDA	Earnings before interest, tax, depreciation and amortization
EHS	Environmental, Health and Safety
EPA	U.S. Environmental Protection Agency
EPS	Earnings (Loss) per share
ERISA	U.S. Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Amendments Act of 1980
ERP	Enterprise Resource Planning
ESPP	Employee Stock Purchase Plan, which was approved by stockholders in May 2001 (as amended and restated in May 2017
EU	European Union
Exchange Act	U.S. Securities Exchange Act of 1934
Expert Solutions	Recall and return services
FACTA	U.S. Fair and Accurate Credit Transaction Act
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act

2020 10-K Annual Report	Stericycle, Inc. • 3

Table of Contents	PART I

FMCSA	U.S. Federal Motor Carrier Safety Administration
Fifth Amendment	Fifth Amendment to the Credit Agreement, dated as of February 25, 2020
Fourth Amendment	Fourth Amendment to the Credit Agreement, dated as of June 14, 2019
GDPR	General Data Protection Rules
GILTI	Global Intangible Low-Taxed Income
GPO	Group Purchasing Organization
HIPAA	U.S. Health Insurance Portability and Accountability Act
HMIW	Hospital, Medical, and Infectious Waste
HSA	Healthcare Services Agreement
IDN	Integrated Delivery Network
Indenture	Indenture, dated as of June 14, 2019 between the Company, the guarantors named therein and U.S. Bank National Association, as trustee
International	Operating segment including Europe, Middle East, Asia Pacific and Latin America Business operations outside of North America
IRS	U.S. Internal Revenue Service
ISO	Incentive Stock Options
LATAM	Latin America (including Mexico)
M&I	Manufacturing and Industrial
MDL Action	Small quantity medical waste customer contract class action
North America	Operating segment including United States, Canada, and Puerto Rico
NOV	Notice of Violation
NAID	National Association for Information Destruction
NOL	Net operating losses
NSO	Non-statutory Stock Options
OSHA	U.S. Occupational Safety and Health Act of 1970
Other	Represents corporate enabling and shared services functions costs, annual incentive compensation and stock-based compensation
Pension Protection Act	Pension Protection Act of 2006
PFA	Pre-filing agreement with the IRS
PHMSA	U.S. Pipeline Hazardous Materials Safety Administration
Plans	2017 Plan, 2014 Plan, 2011 Plan, 2008 Plan, and 2005 Plan
PSU	Performance-based restricted stock unit
Purchase Agreement	Stock Purchase Agreement, dated as of February 6, 2020, by and between Stericycle, Inc., and the Buyer
RCRA	U.S. Resource Conservation and Recovery Act of 1976
Retained Business	The Company's healthcare hazardous waste services and unused consumer pharmaceuticals take-back services
ROU	Right-of-use, specific to operating leases
RSU	Restricted stock unit
RWCS	Regulated Waste and Compliance Services
S&P	Standard & Poor's
SAB 118	Staff Accounting Bulletin No. 118
SEC	U.S. Securities and Exchanges Commission
Senior Credit Facility	The Company's $1.2 billion senior credit facility due in 2022 granted under the terms of the Credit Agreement
Senior Notes	5.375% ($600.0 million) Senior Notes due July 2024 and 3.875% ($500.0 million) Senior Notes due January 2029
Series A	Series A Mandatory Convertible Preferred Stock, par value $0.01 per share
SG&A	Selling, general and administrative expenses
SID	Secure Information Destruction
SOP	Sorted office paper
SQ Settlement	Small quantity medical waste customers class action settlement of $295.0 million
TAS	Telephone answering services
Tax Act	U.S. Tax Cuts and Jobs Act of 2017
Term Facility	Aggregate amount of commitments made by any lender under the terms of the Credit Agreement
Term Loans	Advances made by any lender under the Term Facility
Transaction	Purchase of the ESOL Disposal Group by Buyer subject to the terms and conditions of the Purchase Agreement
TSA	Transition Services Agreement
U.K.	United Kingdom
U.S.	United States of America
USDA	United States Department of Agriculture
U.S. GAAP	U.S. Generally Accepted Accounting Principles
UPS	United Parcel Service, Inc.
WOTC	Work opportunity tax credit

2020 10-K Annual Report	Stericycle, Inc. • 4

Table of Contents	PART I
PART I
Disclosure Regarding Forward-Looking Statements
Unless the context requires otherwise, the “Company”, “Stericycle”, we", "us", or "our" refers to Stericycle, Inc., a Delaware corporation, and its subsidiaries on a consolidated basis.

This document may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. When we use words such as “believes”, “expects”, “anticipates”, “estimates”, “may”, “plan”, “will”, “goal”, or similar expressions, we are making forward-looking statements. Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of our management about future events and are therefore subject to risks and uncertainties, which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. Factors that could cause such differences include, among others, developments in the COVID-19 pandemic and the resulting impact on the results of operations, long-term remote work arrangements, which may adversely affect our business, precautions we have taken to safeguard the health and safety of our team members which may make certain of our business processes less efficient, measures taken by governmental authorities to prevent the spread of the COVID-19 virus which could disrupt our supply chain, result in disruptions in transportation services and restrictions on the ability of our team members to travel, result in temporary closure of our facilities or the facilities of our customers and suppliers, affect the volume of paper processed by our secure information destruction business and the revenue generated from the sale of SOP, disruptions in our relationships with our team members as a result of certain cost-saving measures, an economic slowdown in the U.S. and other countries resulting from the outbreak of the COVID-19 virus, changing market conditions in the healthcare industry, competition and demand for services in the regulated waste and secure information destruction industries, SOP pricing volatility, foreign exchange rate volatility in the jurisdictions in which we operate, changes in governmental regulation of the collection, transportation, treatment and disposal of regulated waste or the proper handling and protection of personal and confidential information, the level of government enforcement of regulations governing regulated waste collection and treatment or the proper handling and protection of personal and confidential information, decreases in the volume of regulated wastes or personal and confidential information collected from customers, the ability to implement our new ERP system, disruptions in or attacks on information technology systems, charges related to portfolio optimization or the failure of divestitures to achieve the desired results, failure to consummate transactions with respect to non-core businesses, the obligations to service substantial indebtedness and comply with the covenants and restrictions contained in our credit agreements and notes, a downgrade in our credit rating resulting in an increase in interest expense, political, economic, inflationary and other risks related to our foreign operations, the outcome of pending or future litigation or investigations including with respect to the U.S. Foreign Corrupt Practices Act, weather and environmental changes related to climate change, requirements of customers and investors for net carbon zero emissions strategies, and the introduction of regulations for greenhouse gases, which could negatively affect our costs to operate, failure to maintain an effective system of internal control over financial reporting, delays or failures in implementing remediation efforts with respect to potential future material weaknesses, as well as other factors described in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K and subsequent Quarterly Reports on Forms 10-Q. As a result, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends. We disclaim any obligation to update or revise any forward-looking or other statements contained herein other than in accordance with legal and regulatory obligations.

2020 10-K Annual Report	Stericycle, Inc. • 5

Table of Contents	PART I
Item 1. Business

Overview
Company Overview
Incorporated in 1989, Stericycle is a U.S. based business-to-business services company and leading provider of compliance-based solutions that protects people, promotes health and safeguards the environment. Stericycle serves customers in the U.S. and 17 other countries worldwide with solutions for regulated waste and compliance services, secure information destruction and patient engagement. To our customers, team members and the communities we serve, Stericycle is a company that protects what matters.
Segments
Our operating segments as of December 31, 2020 are North America and International.
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
Regulated Waste and Compliance Services
• Medical waste management services (including reusable sharps container disposal management services)
• Pharmaceutical waste services, including controlled substances (CsRX, Kiosk, and Seal/Send)
• Compliance programs under the Steri-Safe®, Clinical Services and First Practice Management brand names
• Hazardous waste and compliance solutions
• Maritime waste services

Secure Information Destruction Services
• Secure information destruction (including document and hard drive destruction services) under the Shred-it® brand name which includes regular scheduled services (onsite and offsite) and one-time services (select, priority and express)

Communication and Related Services	• Appointment reminders, secure messaging, event registration and other communications specifically for hospitals and IDN’s

2020 10-K Annual Report	Stericycle, Inc. • 6

Table of Contents	PART I
Revenues by service category for each of the operating segments were as follows:

In millions
	Year Ended December 31,
	2020	2019
North America
Regulated Waste and Compliance Services	$1,427.6	$1,762.8
Secure Information Destruction Services	647.3	769.5
Communication and Related Services	114.3	207.6
Total North America Segment	$2,189.2	$2,739.9

International
Regulated Waste and Compliance Services	$379.0	$425.0
Secure Information Destruction Services	98.0	132.4
Communication and Related Services	9.3	11.6
Total International Segment	$486.3	$569.0

Total Revenues	$2,675.5	$3,308.9
See Part II, Item 7. Management’s Discussion and Analysis of Results of Operations for further information on changes in revenues.
Divestitures
During the year ended December 31, 2020, we divested businesses including our:
•Domestic Environmental Solutions Business (Environmental Solutions)
•Regulated Waste Operations in Argentina
•Global Product Recall Business (Expert Solutions)

On April 6, 2020, the Company completed the sale of all of the outstanding equity interests of its Environmental Solutions business to the Buyer for approximately $462.5 million (subject to customary adjustments for working capital and other adjustments), pursuant to the Purchase Agreement, dated February 6, 2020. The Purchase Agreement provided for the divestiture of the Company’s Environmental Solutions business, reported in the North America segment, exclusive of the Company’s healthcare hazardous waste services and unused consumer pharmaceutical take-back services. The Environmental Solutions business generated revenue in 2019 of $559.6 million, including approximately $100.0 million related to the Retained Business, which is included in the RWCS revenue category within our North America segment. The Environmental Solutions business less the Retained Business included approximately 2,000 employees and 60 North America locations.

On August 3, 2020, we entered into an agreement and completed the sale of our operations in Argentina for proceeds of approximately $3.9 million. Revenue of our Argentina operations was approximately 1% of our consolidated annual revenues for 2019.

On December 1, 2020, we entered into an agreement and completed the sale of our global product recall business (Expert Solutions) for proceeds of approximately $78.0 million. Expert Solutions had revenues of approximately $75.4 million for the year ended December 31, 2019, principally reported in North America, as part of Communication and Related Services.
Customers
Our offering of services appeals to a wide range of business customers. The majority of our customers are healthcare businesses (hospitals, physician and dental practices, outpatient clinics, long-term care facilities, etc.). We also provide services to retailers, manufacturers, financial services providers, professional services providers, governmental entities and other businesses. While we manage large volumes of waste and other materials, the average volume per customer site is small.
No single customer accounted for more than 1.5% of our total revenues and our top ten customers collectively accounted for approximately 7.3% of total revenues.  We have developed a strong and loyal customer base, with an

2020 10-K Annual Report	Stericycle, Inc. • 7

Table of Contents	PART I
estimated revenue retention rate of approximately 90% (based on our internal customer attrition analysis) and have been able to leverage these customer relationships to provide additional services. We use different contracts across our services lines and terms vary depending upon the customer’s service requirements, types of services and geographies.
As of December 31, 2020, regulated waste and compliance services are provided to customers in the U.S., Brazil, Canada, Ireland, Japan, the Netherlands, Portugal, the Republic of Korea, Romania, Spain and the U.K.  Secure information destruction services under the Shred-it® brand are provided in the U.S., Australia, Austria, Belgium, Canada, France, Germany, Ireland, Luxembourg, the Netherlands, Portugal, Spain, Singapore and the U.K. Secure information destruction service are also provided in the United Arab Emirates through a joint venture. The vast majority of services for CRS are provided within the U.S. and Canada.
Facilities and Fleet
Our worldwide network includes a fleet of more than 7,800 trucks and properties both leased and owned as described below:

145 North America 43 International Transfer Sites	151 North America 81 International Processing Facilities	3 North America Communication Centers	18 North America 23 International Office Locations
We are headquartered in Bannockburn, Illinois.
Our Key Business Priorities
Following its founding in 1989, Stericycle grew rapidly through inorganic acquisition as the regulated waste industry developed.  Growth from regulated waste acquisitions helped us achieve scale of infrastructure, route density and a leadership positions in the markets we serve.  We also leveraged acquisitions to enter new regional and international geographies and add additional services to our portfolio.  As we grew and evolved, we operated without centralization and the efficiencies that come from an integrated, modern corporate structure and associated information systems.
At the end of 2017, we began advancement of a transformation, including the development and implementation of an ERP system, focused on driving long-term growth, improving profitability and enhancing shareholder value.  During 2019, we refocused our transformation efforts and aligned around five key business priorities and our commitment to those continued through 2020.
•Quality of revenue – The services we offer help our customers meet complex regulations. Our expertise, infrastructure and service levels provide a differentiated and premium brand value to the customers we serve. As such, we are focused on improving the quality of revenue we deliver.
•Operational cost efficiencies – Our day-to-day operations are shifting toward a standardized operating model to optimize processes, drive efficiencies and improve both safety and service. Additionally, we are focused on driving cost efficiencies through work measurement, asset optimization, use of technology, and expanded strategic sourcing.
•Portfolio rationalization – As we look to the future, we continue to pursue the divestiture of service lines or geographies that are not profitable, have limited growth potential, are not vertically integrated, are not essential to our regulated waste and compliance services and secure information destruction service categories, and/or present the opportunity to reduce debt.

2020 10-K Annual Report	Stericycle, Inc. • 8

Table of Contents	PART I
•Debt reduction and leverage improvement – As a result of the debt accumulated from our historic acquisition strategy, debt structure and debt leverage improvement are a key focus.
•ERP implementation – Over our 30-plus year history, Stericycle had acquired more than 500 companies without fully integrating certain acquisitions onto centralized information technology platforms. The disparate operating and information systems have resulted in significant operational inefficiencies and manual processes. With the implementation of an ERP, we expect to drive more revenues, continue to improve operating margins, improve daily decision making via real-time information insights, simplify and enhance forecast accuracy, provide transparency for greater accountability, aid in the development of strategic planning, streamline operational processes, and make it easier for our customers to do business with us.
For further details, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data; Note 4 – Restructuring, Divestitures, and Impairments, and Note 9 - Debt.
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
Our team members then collect containers at the customer location via our fleet of vehicles.  The majority of collected waste or information for destruction is then transported directly to one of our processing facilities or to one of our transfer stations until it’s transported to a processing facility.  Our use of transfer stations in a "hub and spoke" configuration improves the efficiency of our collection and transportation operations by expanding the geographic area that a particular processing facility can serve, thereby increasing the utilization of the facility and the volume of waste that it processes.
Processing and Disposal of Regulated Waste
Upon arrival at a processing facility, containers or boxes of regulated waste undergo a quality control process to verify that they do not contain any unacceptable substances. Any container or box that is discovered to contain unacceptable waste goes through a corrective action process which could include redirecting the waste, returning the waste to the customer and/or notifying the appropriate regulatory authorities. From there, regulated waste is processed using one of several treatments or processing technologies, predominantly at one of our wholly owned facilities:
•Autoclaving:  Autoclaving is the primary method of regulated waste treatment.  This process relies on steam at high temperature and pressure to kill pathogens and render materials non-infectious.
•Alternative Technologies:  We use several different non-incineration alternatives to autoclaves, predominantly outside of the U.S.  The processes used by these technologies are similar, as the regulated waste is heated to a specified temperature for a required time to kill the pathogens and render materials noninfectious.  This is not always under pressure.  Depending on local requirements, the waste may be shredded before or after treatment to render it unrecognizable.

2020 10-K Annual Report	Stericycle, Inc. • 9

Table of Contents	PART I
•Incineration:  Incineration burns regulated waste at elevated temperatures and reduces it to ash. Incineration reduces the volume of waste and it is the recommended treatment and disposal option for some types of regulated waste such as anatomical waste, residues from chemotherapy procedures and non-hazardous pharmaceutical waste.  Air emissions from incinerators can contain certain byproducts that are subject to federal, state and in some cases, local regulation.  In some circumstances, the ash byproduct of incineration may be regulated.
Upon completion of the particular treatment process, the resulting waste or incinerator ash is transported for disposal in a landfill owned by unaffiliated third parties.  In some countries, where permitted by regulation, the treated waste is recovered, including recovery as fuel in waste-to-energy processes. Further supporting regulatory compliance, we provide chain-of-custody and Certificate of Destruction after each service.
Secure Information Destruction
We leverage a combination of off-site and on-site shredding methods.  Over 60% of collected documents for secure destruction in 2020 were sent off-site to geographic consolidating shredding facilities for secure destruction.  The remainder of collected documents are shredded on-site with shredding equipment in our vehicles.  For both methods, our service offerings leverage cross-cut shredding technology to enhance the security level of destruction and provide secure chain-of-custody and Certificate of Destruction after each service.
Shredded paper is then baled to be sold as SOP for recycling.  SOP consists of paper typically generated by offices that contains primarily white paper. It’s a higher value recyclable than mixed paper, old newspapers or magazines. Stericycle collected and delivered approximately 567,000 tons of SOP for recycling into paper products to be used in the hospitality industry including napkins, paper towels and bathroom tissue.  This represents an approximate year-over-year decrease in SOP tonnage of approximately 24.4%, primarily reflecting pandemic-related business disruption. During 2020, the average annual SOP price was $112 per ton, as reported by Fastmarkets RISI, a decline of 15.2% over 2019.
Communication and Related Services
Our Communication Solutions provides live voice and automated services to assist hospitals and IDNs in communications with their patients.  Our team serves as a client representative providing appointment scheduling, appointment reminders, event registration and other communications.  Providing this service requires information management systems to redirect calls, store and quickly retrieve live voice protocols or client data, send automated communications, or provide easily accessible reporting and activity details to our customers.  Beyond the information management system infrastructure, call center staffing and proper education levels are critical to our success.
Our Business Model and Key Business Attributes
Regulated Business-to-Business Operations
We focus on providing business-to-business services in areas of operations that are highly regulated.  By helping our customers maintain compliance with complex regulations, we protect people and brands, promote health and safeguard the environment.  Governmental legislation and regulation increasingly require the proper handling and disposal of items such as regulated waste and personal confidential information.  Regulated waste can be defined as any material subject to government-imposed guidelines for handling the material for transportation or disposal.
•Regulated waste, such as needles, syringes, gloves, cultures, blood and blood products and material potentially contaminated by infectious agents, can potentially cause an infectious disease.
•Pharmaceutical waste may be hazardous or nonhazardous and consists of expired, recalled, or otherwise unused pharmaceuticals.
•Personal confidential information includes documents and e-media containing protected healthcare information, financial information, or other confidential information.
Growing Markets
The services we offer, especially our core services of regulated waste and compliance and secure information destruction, either are growing or have historically grown prior to the impact of COVID-19.  This growth is driven by multiple factors:

2020 10-K Annual Report	Stericycle, Inc. • 10

Table of Contents	PART I
•Aging Population:  The average age of the population in the countries in which we operate is rising, driving increases in healthcare and the quantity of regulated wastes generated.
•Enforcement of Waste Regulations:  Enforcement of regulations relating to the management of regulated waste is increasing.  Penalties for violations can be costly and high profile, thereby impacting a business’ overall reputation.  We believe that many businesses are unaware either of the need for proper training of employees or of applicable regulatory requirements and we seek to help businesses fill this gap.
•Regulation of Privacy and Information Security and Concerns over Data Breaches:  The continued development and growth of the secure information destruction industry has been driven, in part, by the need for compliance with increasing government regulation with respect to privacy and information security, including the European Global Data Protection Regulation and the California Consumer Privacy Act.
•Market Expansion Due to Increased Outsourcing:  With regard to secure information destruction services and communication services, we believe market growth will come from increased reliance on outsourcing services by those businesses within the marketplace that currently do not use an outside vendor.
•Increased Business Focus on Sustainability:  Businesses continue to realize that a focus on sustainability is now essential to operating efficiently and meeting the increasing demands of customers for environmental responsibility. Such pressures are driving proper disposal of pharmaceuticals, recycling efforts, shred-all policies for paper and other initiatives supported by our services.
Stable and Recurring Customer Needs Supported by Long-term Contracts
The services we provide most often require service on a routine and scheduled basis.  Historically, our revenues have not been significantly affected by economic downturns.  The majority of our customer relationships include long-term contracts ranging from three to five years in length.  We have developed a strong and loyal customer base, with, we believe, a revenue retention rate of approximately 90% (based on our internal customer attrition analysis).
Established Network of Processing and Transportation Locations
We believe that our infrastructure network results in an expansive operational network with alternate transportation, treatment and destruction options for our customers.  The scale of our network also provides us the ability to be the single-source provider for customers with multiple locations across the country and gives us the flexibility to quickly redirect services or operations to another location if the need arises due to severe weather, power outages, or other disruptions.
Routing Logistics
While we manage large volumes of waste and secure information for destruction, the average volume per customer site is small and the resulting revenue per stop is low.  As such, route logistics and route efficiency are a core focus.  This vast transportation network provides us with an advantage compared to our competition in the markets we serve.  Additionally, we have continued to focus on route density and optimizing routing at both the individual truck and geographic market level.  Our routing improvement efforts implemented earlier this year are driving sustainable operational improvements and cost savings. We expect that the ERP implementation will provide greater visibility to data which will enable further routing efficiencies.
Industry Leadership and Expertise
Based on our infrastructure and revenues, we maintain a global leadership position across our various services lines, including regulated waste and secure information destruction.  We attract highly experienced team members who have a deep understanding of the industries they serve, the regulatory climate and the evolving needs of the customers we serve.  We collaborate regularly with a wide range of stakeholders and interest groups. In 2020, the Company took a leadership position related to COVID-19 to support our customers and provide industry expertise regarding the effective management of COVID-19 waste. We proactively work with organizations like the CDC, DEA, OSHA, EPA and many other government and regulatory bodies, including law enforcement.  Our experts are frequent speakers at hospital networks, industry trade associations and actively engage in numerous community meetings each year.

2020 10-K Annual Report	Stericycle, Inc. • 11

Table of Contents	PART I
Human Capital Management
Workforce Overview
As of December 31, 2020, we employed over 15,000 active team members with 96% full-time employees. Additionally, we have approximately 1,180 global contingent workers supplementing our staff to fill temporary positions or as a part of a temporary-to-permanent recruiting program. Our voluntary turnover rate for 2020, excluding turnover due to divestitures, averaged approximately 22%.
We are a party to 11 collective bargaining agreements in the U.S. and Canada, covering approximately 750 employees, or approximately 6.5%, of our total U.S. and Canadian workforce. We have additional agreements and works councils covering approximately 1,500 employees outside of North America for a total of approximately 14% of our workforce in a collective bargaining organization. During 2020, we experienced no work stoppages.
Environmental, Health and Safety (EHS)
We protect people, promote health, and safeguard the environment. This is the foundation of our core purpose and the foundation of our EHS commitment to safe, environmentally responsible and sustainable operations. Over the past several years, we have made meaningful advancements in the development of our EHS organization. Our continued efforts during 2020 to enhance our safety-focused culture resulted in double-digit percentage improvements in our key safety performance metrics. This data has been normalized to exclude divestitures.

	2020	2019	% Improved
Global Total Recordable Injury Rate (TRIR)[1]	4.98	6.33	21%
Global Lost Work Incident Rate (LWIR)[2]	1.93	2.57	25%
Vehicle Incidents[3]	1,314	1,950	33%

1 The number of workplace injuries that resulted in treatment beyond first aid (as defined by OSHA) per 100 employees. TRIR is calculated by multiplying the total number of recordable workplace injuries or illnesses by 200,000 and dividing by the total hours worked ((Injuries x 200,000) / Hours).
2 Lost Workday Incident Rate is the number of recordable workplace injuries (as defined by OSHA) that resulted in an employee being unable to return to work, per 100 employees. These injuries are a more severe subset of the total recordable injuries. LWIR is calculated by multiplying the total number of lost time recordable workplace injuries by 200,000 and dividing by the total hours worked ((Lost time injuries x 200,000) / Hours).
3 Data includes only the U.S. and Canada for full year 2019 and 2020. Data collection for U.K. and Ireland began September 2019, as such September through December is included in 2019 and 2020 metrics to allow for year over year comparison. Vehicle incidents includes any incident involving a vehicle owned, leased or operated by Stericycle, excluding vehicle fires.

Our safety improvement journey has included a comprehensive focus on centralized procedures, processes and monitoring as well as investing in new training programs to increase safety awareness. Our efforts and improvement initiatives tended to focus first on North America, which has the majority (71%) of our team members, and then extended to other countries. During 2020, our behavior-based safety program was expanded with the following initiatives:

•Initial implementation of a new global driver safety training program called SWAT for Steer, Watch, Anticipate, and Take Action

2020 10-K Annual Report	Stericycle, Inc. • 12

Table of Contents	PART I
•Centralization of standardized safety training for all international markets
•Initiation of broad-based internal recognition of weekly, monthly and annual safety performance milestones by geographic regions

Diversity and Inclusion
Acknowledging that a diverse and inclusive workforce is a key element of long-term business sustainability, we continue to focus on diversity and inclusion with the goal of developing a workforce that represents the customers and communities that we serve. Our early efforts and initiatives span the areas of recruitment, retention, advancement and representation.
To publicly reinforce our commitment, our CEO, Cindy Miller, signed the CEO Action for Diversity & Inclusion Pledge at the end of 2020. This is the largest CEO-driven business commitment to advance diversity and inclusion in the workplace, with more than 1,500 CEOs across all industries and geographies participating. Each signatory realizes that fostering diversity and inclusion is a business imperative and a societal issue that senior leaders play a critical role in addressing.
During 2020, our Talent Acquisition team has built relationships with numerous organizations to support advancement of diversity and inclusion in communities we serve or to help us identify a wide range of diverse candidates for open positions that are filled with external candidates. We work with local, regional and national partners to target Veteran, disabled and racially or ethnically diverse job candidates. As a result of our recruiting efforts, more than 60% of all U.S.-based new hires in 2020 were racial or ethnically diverse. When promoting from within, approximately 52% of promotions during 2020 were filled by racially or ethnically diverse individuals.
We also encourage and support employee resource groups to help drive engagement and representation. We have five employee resource groups supporting women, black or African Americans, Latin Americans, Veterans, and the LGBTQ+ (lesbian, gay, bisexual, transgender and queer) community.
As we closed 2020, 23% of our global workforce was women with a slightly higher proportion of women holding senior management and middle management roles (29% and 30%, respectively). In the U.S., 53% of our team members are from federally designated racial or ethnic minority categories. We are reporting only on the U.S. racial and ethnic diversity as the U.S. is our largest country of operation and because of the complexity of global ethnic and racial diversity reporting given the variations in racial and ethnic designations by country.

Gender Diversity of Our Global Workforce

2020 10-K Annual Report	Stericycle, Inc. • 13

Table of Contents	PART I
Racial and Ethnic Diversity of Our U.S. Workforce*
*Based primarily on self-identification at time the of joining Stericycle.

Work-from-Home and Protecting Our Team during the Pandemic
During March, we mobilized more than 7,000 team members to work from home due to the COVID-19 pandemic. This new environment led to the need to coach our managers and supervisors on new methods and techniques to support business productivity. Additionally, communication with our team members became more important than ever to keep our organization connected and focused on serving our customers. Our pandemic-related communication efforts included safety updates from our EHS team, a dedicated COVID-19 internal resource website for managers and team members, and routine return to work protocol updates. These pandemic-related communications supplemented our ongoing communications that included monthly global leadership conference calls to review performance and priorities, weekly video messages from the executive team members, monthly global manager meetings, and leadership development emails.
Additionally, our COVID-19 pandemic response included efforts to protect the health and well-being of our workforce. We worked proactively with the Centers for Disease, Control and Prevention, the Occupational Safety and Health Administration, the Department of Transportation and regulatory agencies around the world to ensure readiness for proper regulated waste management. We updated and implemented numerous protocols specifically to reduce risk among our front-line team members, and our strategic sourcing team worked diligently to take measures to provide our field operations employees with appropriate personal protective equipment. We staggered shift times and dedicated trucks to specific drivers to reduce exposure and potential of spreading of COVID-19. We also implemented more rigorous cleaning protocols for all our facilities.

Team Member Engagement and Feedback
During November 2020, we completed a global team member engagement and feedback survey to gauge the sentiment of our team members under the new executive leadership team. The survey included a wide range of topics including manager effectiveness, change management, involvement and belonging, ethics, and communication. Approximately 77% of our team company-wide participated in the survey, an increase from 69% compared to the engagement survey conducted in 2018. Results from the survey indicate an engagement improvement of approximately 10.5% compared to 2018. Additionally, we saw improvements in the areas of change management, job experience and satisfaction, involvement and belonging, manager effectiveness, communication, and quality of service. Through feedback from the survey, top-rated topics indicate that our team members believe we have strong people managers, prioritize safety, and have clear expectations for ethical behavior.
Implementation of a Global Human Capital Management System

We marked a significant milestone on January 1, 2020 when we successfully launched our new global human capital management system and processes as part of our overall ERP plan. The human capital management system now serves as our global employee master data platform and is enabling disciplined fiscal responsibility in our workforce planning. We now have automated, paperless workflows for employee data maintenance including hiring and terminations, recruiting, team member onboarding, annual performance management, and merit planning as well as streamlined interfaces to other applications such as information technology user access and payroll.

2020 10-K Annual Report	Stericycle, Inc. • 14

Table of Contents	PART I

Our Operating Environment
Competition
The industries and markets in which we operate are highly competitive on pricing and barriers to entry are low.  Our competitors consist of many different types of service providers, including national, regional and local companies. Some of these companies provide only a portion of the services of Stericycle for example, just collection and transportation, but not treatment of regulated waste or regulated waste compliance services, but not a sharps management program. In the regulated waste and secure information destruction industries, another source of competition is on-site management.
For regulated waste, some large-quantity waste generators, particularly hospitals, may choose an onsite autoclave or other treatment process.  For secure information destruction, many businesses may choose to use small, on-site shredders for their documents.  In both regulated waste and secure information destruction, there is no other competitor in North America with Stericycle’s overall scale, breadth of services, national transportation network and comprehensive treatment network.
Governmental Regulation
The regulated waste and secure information destruction services are subject to numerous regulations.  In many countries there are multiple regulatory agencies at the local and national level that oversee our customers or our services.  This regulatory framework imposes a variety of compliance requirements, including requirements to obtain and maintain government permits. We maintain numerous governmental permits, registrations and licenses to conduct our business in the jurisdictions in which we operate.  Our permits vary by jurisdiction based upon our activities within that jurisdiction and on the applicable laws and regulations of that jurisdiction.  These permits grant us the authority, among other things, to:
•construct and operate collection, transfer and processing facilities;
•transport regulated waste within and between relevant jurisdictions; and
•handle particular regulated substances.
Our permits, registrations and licenses may be subject to modification or revocation by the issuing authority and, in some jurisdictions, are subject to periodic renewal.  Periodic renewals may be subject to public participation and can lead to additional regulatory oversight.  We are also subject to regulations that govern the definition, generation, segregation, handling, packaging, transportation, treatment, storage and disposal of regulated waste.  In addition, we are subject to extensive regulations to ensure public and employee health and safety at the federal, state and local levels.
We are subject to substantial regulations enacted and enforced by the U.S. government and by the governments of the foreign jurisdictions in which we conduct regulated waste and secure information destruction operations.  The regulatory requirements with which we must comply vary from jurisdiction to jurisdiction.  The laws governing our domestic and international operations generally consist of statutes, legislation and regulations concerning environmental protection, employee health and welfare, transportation, document management, ethical business conduct and proper handling and management of regulated waste streams and controlled substances.
Environmental Protection
Certain services within our business are subject to extensive and evolving environmental regulations in all the geographies in which we operate.  Generally, the environmental laws we are subject to regulate the handling, transporting and disposing of hazardous and non-hazardous waste, the release or potential release of hazardous substances into the environment, the discharge of pollutants into streams, rivers, groundwater and other surface waters and the emission of pollutants into the air.  The principal environmental laws that govern our operations in the U.S. are state environmental regulatory agencies as they provide the specific legislative and/or regulatory frameworks which require the management and treatment of regulated waste.  Additionally, the RCRA, the CERCLA and the Clean Air Act of 1970 are the federal regulations that affect management of certain aspects of regulated waste and all RCRA hazardous wastes.  CERCLA and state laws similar to it may impose strict, joint and several liabilities on the current and former owners and operators of facilities from which release of hazardous substances has occurred and on the generators and transporters of the hazardous substances that come to be located at these facilities.  The 10 HMIW incinerators, located at 7 sites, that we currently operate in the U.S. must comply with the emissions standards imposed by the applicable states permitting authorities pursuant to regulations promulgated under the Clean Air Act as well as state and/or municipal waste permit requirements.

2020 10-K Annual Report	Stericycle, Inc. • 15

Table of Contents	PART I
Examples of environmental laws applicable to our international operations include the Waste Framework Directive, Environmental Liabilities Directive, Industrial Emissions Directive and the Shipments of Waste Regulations in the EU, Lei 12.305/2010 (Lei Ordinária) Institui A Política Nacional De Resíduos Sólidos in Brazil and the Canadian Environmental Protection Act and related regulations in Canada.  Additional environmental laws at the federal and/or local levels apply to regulated waste management in other markets in which we conduct business.
Employee Health and Welfare
We are subject to numerous regulations promulgated to protect and promote employee health and welfare through the implementation and enforcement of standards designed to prevent illness, injury and death in the workplace.  The primary U.S. federal laws relating to employee health and welfare applicable to our business are overseen by OSHA, which establishes specific employer responsibilities including engineering controls, administrative controls, training, policies and programs complying with the regulations and recordkeeping and reporting, all in an effort to ensure a safe workplace.  Various OSHA standards apply to almost all aspects of our operations and govern such matters as exposure to blood-borne pathogens, hazard communication, and personal and protective equipment.
Examples of employee health and welfare laws applicable to our international operations include the European Framework Directive on Safety and Health at Work (Directive 89/391 EEC) and various provisions of the Canada Labour Code and related occupational safety and health regulations in the provinces and territories of Canada.
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
Examples of transportation laws applicable to our international operations include the Directive on the Inland Transportation of Dangerous Goods in the EU, and the Transport of Dangerous Goods Act, and related regulations in Canada, and globally the International Maritime Dangerous Goods Code, and the IATA Dangerous Goods Regulations.
Document Management
Numerous laws and regulations require proper protection of confidential customer information by business parties that have access to such information.  In the U.S., the most cited regulations include the FACTA Final Disposal Rule, the FACTA Red Flag Rule, HIPAA and the Gramm-Leach Bliley Act.  Furthermore, the GDPR provides the framework for data privacy and data protection for companies that conduct business in Europe.
For the transportation of secure information for destruction, we are regulated by the DOT as a commercial motor carrier.  The processes for the destruction of secure information destruction processes are not regulated by any government agency.  However, the NAID maintains a certification to ensure that destruction processes support the needs of organizations to meet laws and regulations relating to the protection of confidential information.  We currently hold the NAID AAA Certification for our operations in North America.  Further, the Payment Card Industry Security Standards Council has developed Data Security Standards which are imposed globally upon merchants utilizing credit cards and require destruction of documents and media in accordance with their standards.
Various international regulations governing ethical business practices apply to our business, including but not limited to, the FCPA, the U.K. Bribery Act and the Brazilian Clean Companies Act. These laws may apply to our business on both a global and local basis and ban unethical behavior such as the payment of bribes to government officials for the purpose of gaining an improper business advantage, improper maintenance of our books and records, as well as other financial transparency requirements.
Controlled Substances
Our service offerings for the recall or destruction of controlled substance pharmaceuticals are subject to numerous laws and regulations under various international federal agencies, such as the DEA in the U.S. and the Home Office Drugs and Firearm Licensing Unit in the U.K.  These regulations apply to both the closed loop management of controlled substances as well as the return of unused controlled substances from consumers.  These regulations typically require facilities to obtain a controlled substance registration in addition to other pharmaceutical licenses

2020 10-K Annual Report	Stericycle, Inc. • 16

Table of Contents	PART I
and meet certain criteria in order to collect, process and dispose of controlled substances.  These regulations have very strict requirements for the management of employees, the type of security within facilities, recordkeeping and the reporting of all controlled substances managed at the facility.  Much like our other permitting, the registration must be updated regularly and subjects us to inspection and enforcement.
U.S. and Foreign Local Regulation for Waste Management
We conduct business in all 50 U.S. States and Puerto Rico.  Because the EPA does not promulgate regulations for regulated waste at a national level, each state has its own regulations related to the handling, treatment and storage of regulated waste.  Many states have followed requirements similar to the Medical Waste Tracking Act of 1988 or have placed regulated waste regulations under solid waste regulations. Regulated garbage (sometimes referred to as “APHIS waste” taken from the Animal Plant and Health Inspection Service) is another area of regulatory requirements we are subject to pursuant to regulations promulgated by the USDA and Customers and Border Patrol.  The USDA typically inspects our facilities receiving such APHIS waste on a quarterly basis.
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
Potential Liability and Insurance
The regulated waste industry involves potentially significant risks of statutory, contractual, tort and common law liability claims. Potential liability claims could involve, for example:
•cleanup costs
•personal injury
•damage to the environment
•employee matters
•property damage or
•alleged negligence or professional errors or omissions in the planning or performance of work
We also could be subject to fines or penalties in connection with violations of regulatory requirements.
We carry several insurance coverages including property, workers compensation, general liability, employer’s liability, pollution liability, privacy and security liability, event management, cyber-liability, directors and officers and miscellaneous professional services errors and omissions coverages.  We also carry umbrella policies that cover general liability, auto and employers liability.  We regularly evaluate other lines of coverage to respond to specific business needs but consider our current insurance coverage to be sufficient to meet regulatory as well as customer requirements and to protect our employees, assets and operations.
Patents, Trademarks and Proprietary Rights
Stericycle holds a number of patents or applications in the U.S., Canada, the U.K., Europe and Australia for technologies related to its business, including for the recovery of reusable medical devices in a sharps container, various waste container assemblies, a lockable mounting bracket for use with a waste container assembly, a three-stage shredder, and the processing and updating of event-related information using automated reminders.
We own federal registrations for a number of trademarks/service marks including Stericycle®, Shred-it®, We Protect What Matters®, Artech®, Community Shred-it®, Making Sure it’s Secure®, Virtual Compliance Partner®, DataDefender®, the Stericycle logo service mark consisting of a nine-circle design and the Shred-it logo. We also hold international registrations for Stericycle and the Stericycle and Shred-it logos, among others.

2020 10-K Annual Report	Stericycle, Inc. • 17

Table of Contents	PART I
Information about Our Executive Officers
The following table contains certain information regarding our nine current executive officers:

Name	Position	Age
Cindy J. Miller	President and Chief Executive Officer	58
Janet H. Zelenka	Executive Vice President, Chief Financial Officer and Chief Information Officer	62
S. Cory White	Executive Vice President and Chief Commercial Officer	48
Joseph A. Reuter	Executive Vice President and Chief People Officer	59
Dominic Culotta	Executive Vice President and Chief Transformation Officer	57
Michael S. Weisman	Executive Vice President and Chief Ethics and Compliance Officer	62
Richard M. Moore	Executive Vice President of North American Operations	59
Daniel V. Ginnetti	Executive Vice President International	52
Kurt M. Rogers	Executive Vice President and General Counsel	49
Cindy Miller has served as a Director since February 2019 and became Stericycle's President and Chief Executive Officer on May 2, 2019 after serving as President and Chief Operating Officer since October 2018. Prior to Stericycle, Ms. Miller served as President, Global Freight Forwarding for United Parcel Service (UPS). Ms. Miller had a 30-year career with UPS starting as a driver and progressing to district manager for operating regions in the United States and then managing director for regions in Europe, the Middle East, and Africa before becoming President of the European region. Ms. Miller received a bachelor's degree from Pennsylvania State University and an executive MBA from the London Business School.
Janet Zelenka was named Executive Vice President and Chief Financial Officer on June 1, 2019. She assumed the additional duties and responsibilities of Chief Information Officer on June 28, 2020. Before joining Stericycle, she spent 15 years with Essendant Inc., most recently serving as Chief Financial Officer until the company’s acquisition by Sycamore Partners. While at Essendant, she also served in the roles of Chief Information Officer and Senior Vice President of Business Integration during a transformational period for the company, and held leadership positions in finance, analytics, audit, and pricing. Prior to Essendant, she spent 16 years at SBC/Ameritech (AT&T) in a range of IT, financial, and operational roles. Ms. Zelenka has a bachelor’s degree from Rockford University and a masters of business administration from Northern Illinois University.
S. Cory White was appointed Executive Vice President and Chief Commercial Officer in October 2019. He joined Stericycle in April 2019 as Executive Vice President of Communication and Related Services (CRS) and retains his current CRS responsibilities in his new role. Mr. White previously served as the Global Chief Commercial Officer for Startek, Inc. for nearly three years and as Vice President, Healthcare and Government Vertical Leader, with Convergys, Inc. for six years. Prior to those roles, he spent eleven years with ACS Healthcare, a Xerox Company, in a variety of sales and operational roles including Senior Vice President of ACS Healthcare Payment Integrity Solutions. Mr. White has a bachelor's degree from the University of Kentucky.
Joe Reuter joined Stericycle as Executive Vice President and Chief People Officer during January 2019. Mr. Reuter joins from United Parcel Service (UPS) where he served as President, International Human Resources since April 2016. Prior to that, he served as Vice President of the Europe Region human resources for three years and Vice President of human resources for the Global Freight Forwarding business for one year. He began his career as a parcel service provider and supervisor before moving into the human resources field and supporting UPS operating districts across the U.S. with increasingly larger areas of responsibility. Mr. Reuter received a bachelor’s degree from the University of South Dakota.
Dominic Culotta joined Stericycle as Executive Vice President and Chief Engineer during April 2019. He was named Chief Transformation Officer effective January 1, 2021. Prior to joining Stericycle, Mr. Culotta spent 35 years with United Parcel Services (UPS) most recently serving six years as Vice President of Engineering for Global Freight Forwarding and eight years as Vice President of Engineering and Operations for UPS' Europe, Middle East and Africa region. His early career included various operations and engineering assignments, working his way to multiple engineering division manager roles as well as a regional vice president of operations and engineering. Mr. Culotta has a bachelor’s degree from Loyola College in Baltimore.
Michael Weisman joined Stericycle as Executive Vice President and Chief Ethics and Compliance Officer in April 2018. Mr. Weisman previously served as Chief Ethics and Compliance Officer for The Kraft Heinz Company, a publicly-listed packaged foods company, which he joined through Kraft Foods in July of 2015. Prior to the merger with Heinz Foods he served as Chief Counsel, Compliance for Kraft Foods from July 2014; as Vice President, Ethics and Compliance for U.S. Foods from February 2013; and as Associate General Counsel, Compliance, at

2020 10-K Annual Report	Stericycle, Inc. • 18

Table of Contents	PART I
Career Education Corporation from 2010. He was also an associate and partner with the law firm Katten Muchin Rosenman, LLP for more than 10 years, serving as a member of the firm's White Collar Defense, Internal Investigations and Compliance Practice Group. Mr. Weisman received a bachelor’s degree from the University of Illinois and his juris doctor degree from Chicago-Kent College of Law.
Rich Moore joined Stericycle as Executive Vice President of North American Operations during January 2019. Prior to joining Stericycle, Mr. Moore spent 30 years with United Parcel Services (UPS) most recently as President of UPS' Illinois District since 2016. Previous experience includes three years as Vice President of European Operations, five years as President of the Northeast District, and three years District Manager for Utah, Idaho, and Southern Nevada plus previous other operations and transportation staff roles. Mr. Moore has a bachelor’s degree from Manhattan College and a master of business administration from National Louis University.
Daniel Ginnetti became Executive Vice President, International in June 2019 after serving as Stericycle’s Chief Financial Officer for over four years. Mr. Ginnetti joined Stericycle as Area Vice President of Finance in 2003. In 2004 he was promoted to Area Vice President for Stericycle’s Western, and later, Midwestern business units. Following that, he was promoted to Senior Vice President of Operations for the United States and Canada. He returned to financial management in 2013 becoming Vice President of Corporate Finance and then CFO in August 2014. Prior to joining Stericycle, Mr. Ginnetti held various finance and accounting positions with The Ralph M. Parsons Company, a worldwide engineering firm, and Ryan Herco Products Corp., a national industrial plastics distributor. Mr. Ginnetti has a bachelor’s degree from the University of California, Santa Barbara.
Kurt Rogers joined Stericycle as Executive Vice President and General Counsel in July 2017. Mr. Rogers previously served as Chief Legal Officer and Secretary of Vonage Holdings Corp., a publicly-listed software technology and communications company, for more than seven years. Earlier, Mr. Rogers was a partner with international law firms Bingham McCutchen LLP (now Morgan, Lewis & Bockius LLP) and Latham & Watkins LLP, and as an associate with Rogers & Wells LLP (now Clifford Chance LLP), where he represented clients in litigation, intellectual property and other matters. Mr. Rogers received his bachelor’s degree from Cornell University and his J.D. from Cornell Law School.
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

2020 10-K Annual Report	Stericycle, Inc. • 19

Table of Contents	PART I
Item 1A. Risk Factors

Business, Strategy and Market Risks

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

BUSINESS, STRATEGY AND MARKET RISKS

Our business is subject to risks arising from pandemic diseases, such as the recent outbreak of the COVID-19 pandemic.

The outbreak of the coronavirus disease, or COVID-19, spread across the globe and is impacting worldwide economic activity. A public health pandemic, including the COVID-19 pandemic, poses the risk that we or our team members, contractors, suppliers, and other partners are being or may be prevented from conducting our normal business activities for an indefinite period of time, including due to shutdowns that have been or may be requested or mandated by governmental authorities.

We are focused on ensuring the health and safety of our team members. Appropriate precautions we have taken to safeguard the health and safety of our team members and challenges we may face in obtaining sufficient supplies of COVID-19 vaccine and personal protective equipment have made or may make certain of our business processes less efficient. In addition, if a significant number of our team members were to contract the COVID-19 virus, our ability to service certain of our customers could be affected, which could have an adverse effect on our business.

Long-term remote work arrangements may adversely affect our business.

Many of our team members are currently working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cyber-security risks, impair the effectiveness of our internal controls over financial reporting and impact our ability to manage our business.

Measures taken to prevent the spread of COVID-19 virus may adversely affect our business.

The continued spread of the COVID-19 virus, an economic slowdown attributed to the COVID-19 pandemic, and the measures taken by the governments of countries affected could disrupt our supply chain, make us more reliant on third party providers, result in disruption in transportation services and restrictions on the ability of our team members to travel, result in temporary closures of our facilities or the facilities of our customers and suppliers, cause certain of our customers and suppliers to become insolvent or permanently cease operations affect the volume of paper which is processed by our secure information destruction business and the revenue generated from the sale of SOP, decrease the amount of paper collected per stop by our secure information destruction business, result in an increase in the volume of COVID-related waste and require increased use of third parties to handle such waste, and adversely impact our business, financial condition or results of operations. We may also be required to cover certain costs related to team members who are quarantining due to the COVID-19 pandemic. The COVID-19 pandemic has also disrupted or may disrupt implementation and timing of our ERP system and certain of our internal business plans and strategies.

Our relationships with our team members may be disrupted.

In response to the ongoing effects of the COVID-19 pandemic on our business, we may have to institute cost-saving measures, including furloughing team members and placing temporary holds on recruiting new hires and filling open employment positions. There can be no assurance that team members who are furloughed and potential team members that we are in the process of recruiting will continue to remain available for employment by us. In addition, such disruptions in our relationships with our team members could result in increased attempts to unionize portions of our workforce.

2020 10-K Annual Report	Stericycle, Inc. • 20

Table of Contents	PART I
Market conditions could adversely change and our earnings could decline as a result of the COVID-19 pandemic, which could result in charges to impair intangible assets, such as goodwill.

As a result of our various acquisitions, the Consolidated Balance Sheet at December 31, 2020 contains goodwill of $2.82 billion and other intangible assets, net of $1.09 billion. In accordance with Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other, we evaluate on an ongoing basis whether facts and circumstances indicate any impairment to the value of indefinite-lived intangible assets such as goodwill. As circumstances after an acquisition can change, we may not realize the value of these intangible assets. We may be required to recognize impairments in certain of our reporting units due to a reduction of forecasted future cash flows associated with the effects of the COVID-19 pandemic on our business. The recognition of any potential future impairments could have a material adverse impact on our results of operations. For additional information, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.

The COVID-19 pandemic could result in a prolonged economic slowdown in the U.S. and other countries.

Continuing concerns over economic and business prospects in the U.S. and other countries have contributed to increased volatility and diminished expectations for the global economy. These factors, coupled with the prospect of decreased business and consumer confidence and increased unemployment resulting from the outbreak of the COVID-19 virus, may precipitate a prolonged economic slowdown and recession. If the economic climate continues to deteriorate, our business, as well as the financial condition of our customers and suppliers and the ability of our customers to pay amounts owed to us or renew contracts with us at previous or increased rates, could be adversely affected, resulting in a negative impact on our business, financial condition, results of operations and cash flows.

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

2020 10-K Annual Report	Stericycle, Inc. • 21

Table of Contents	PART I
in foreign currency exchange rates have created cyclical changes in prices, volume, revenues, and margins for pulp and paper products. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions and levels of industry capacity. The overall levels of demand for the pulp and paper products reflect fluctuations in levels of end-user demand, which depend in part on general macroeconomic conditions in North America and worldwide. As a result, the market demand for recycled paper can be volatile due to factors beyond our control. Lack of demand for our shredded paper material could adversely affect our business, financial condition and results of operations.

Unfavorable market conditions, including those driven by economic or social trends, may impact the volume of regulated wastes or personal and confidential information we collect from customers.

The compliance-based services we provide rely on the generation of regulated wastes or personal and confidential information by our customers. The amount of material generated by our customers may be impacted by macro-economic trends associated with manufacturing and industrial markets, healthcare market dynamics, and trends associated with an increase in work-from-home arrangements and electronic and digital record keeping. Many of our services are provided on a subscription basis with a monthly fee to minimize short-term or cyclical variability associated with these factors. However, some of our services are provided on a transactional basis, and long-term trends resulting from these factors could reduce the demand for our services, whether we provide them on a subscription or transactional basis.

OPERATIONAL RISKS

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

We believe that strict enforcement of laws and regulations relating to regulated waste collection and treatment and the proper handling and protection of personal and confidential information can have a positive effect on our business, as these laws and regulations may increase the demand for our services. Relaxation of enforcement, government shutdowns, or other changes in governmental regulation of regulated waste and personal and confidential information could increase the number of competitors we face or reduce or delay the need for our services.

2020 10-K Annual Report	Stericycle, Inc. • 22

Table of Contents	PART I
Complications with the implementation of our new ERP system could adversely impact our business and operations.

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

We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our team members and our customers. We rely heavily on various proprietary and third-party information systems. Our reputation for the secure handling of customer and other sensitive information is critical to the success of our business. Like other large, multi-national corporations, we are potentially subject to a range of cyber incidents, including but not limited to state-sponsored cyber-attacks, industrial espionage, insider threats, computer denial-of-service attacks, computer viruses, ransomware and other malware, data leakage and compromise, wire fraud, phishing incidents and other cyber incidents. In the spring of 2020, we began investigating potential phishing activity targeting certain Stericycle employee email accounts. We determined that some of these employee email accounts containing personal information appear to have been accessed by one or more unauthorized parties. We have no evidence that any personal information contained in these accounts was itself accessed by an unauthorized party. In an abundance of caution, we notified, and offered identity protection services, to relevant individuals. To date, we have suffered no loss of data, operational disruption, or reputational harm, and our non-material financial loss has been limited to incident response and remediation expenses. In any cyber incident that we experience, our incident response efforts, business continuity procedures and disaster recovery planning may not be entirely effective as our information technology and network infrastructure may still be vulnerable to attacks by hackers or breaches due to employee error, malfeasance, computer viruses, power outages, natural disasters, acts of terrorism, breaches with respect to third-party systems or other disruptions. A cybersecurity incident and breach of our information systems could lead to theft, destruction, misappropriation or release of sensitive and/or confidential information or intellectual property, which could result in business disruption, negative publicity, violation of privacy laws, loss of customers, brand damage, adverse financial and operational results, and potential litigation. Although we maintain insurance coverage for various cybersecurity risks, there is no guarantee that all costs or losses incurred will be fully insured.

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

The protection of customer, employee, and company data is critical to our business. The regulatory environment in the regions in which we operate surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and regularly changing requirements. Certain legislation, including the FACTA, the

2020 10-K Annual Report	Stericycle, Inc. • 23

Table of Contents	PART I
HIPAA, the Economic Espionage Act in the U.S., the Personal Information Protection and Electronic Documents Act in Canada and the GDPR in the U.K. and EU, require documents to be securely destroyed to avoid identity theft and inadvertent disclosure of confidential and sensitive information. A significant breach of customer, employee, or company data could attract a substantial amount of media attention, damage our customer relationships and reputation, and result in lost revenues, fines, or lawsuits. In addition, an increasing number of countries have introduced and/or increased enforcement of comprehensive privacy laws or are expected to do so. The continued emphasis on information security as well as increasing concerns about government surveillance may lead customers to request us to take additional measures to enhance security and/or assume higher liability under our contracts. As a result of legislative initiatives and customer demands, we may have to modify our operations to further improve data security. Any such modifications may result in increased expenses and operational complexity, and adversely affect our reputation, business, financial condition and results of operations.

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

We have established operations in the U.S. and 17 other countries. Foreign operations carry specific risks including: (i) exchange rate and interest rate fluctuations; (ii) substantial inflation in certain markets; (iii) dependence in certain markets on government entities as customers; (iv) delays in the collection of accounts receivable related to certain government funding practices; (v) government controls; (vi) import and export license requirements; (vii) political or economic instability, social unrest, and public safety and security; (viii) changes in or compliance with U.S., local or other applicable laws and regulations, including laws and regulations concerning anti-corruption, anti-bribery (i.e. FCPA, UK Bribery Act and similar laws), global trade, trade sanctions, competition, privacy and data protection; (ix) our operations in the UK and EU may be adversely affected by the UK’s exit from the EU and the uncertainty associated therewith; (x) trade restrictions; (xi) changes in tariffs and taxes; (xii) tax and foreign investment policies; (xiii) industry or macro-economic trends; (xiv) permitting and regulatory standards; (xv) differences in local laws, regulations, practices, and business customs; (xvi) restrictions on repatriating foreign profits back to the U.S. or movement of funds to other countries; (xvii) difficulties in staffing and managing international operations; (xviii) increases and volatility in labor costs; and (xix) property ownership restrictions in certain countries. Any of the foregoing or other factors associated with doing business abroad could adversely affect our business, financial condition and results of operations.

LEGAL, REGULATORY, AND COMPLIANCE RISKS

We face continuing risks relating to compliance with the FCPA and other anti-corruption and anti-bribery laws.

On June 12, 2017, the SEC issued a subpoena to us, requesting documents and information relating to our compliance with the FCPA or other foreign or domestic anti-corruption laws with respect to certain of our operations in Latin America. In addition, the DOJ notified us that it is investigating this matter in parallel with the SEC. We are cooperating with these agencies and also conduct an internal investigation of these and other matters, including outside of Latin America, under the oversight of the Audit Committee of the Board of Directors and with the assistance of outside counsel, and this investigation has found evidence of improper conduct. These matters (and other matters which may arise or of which we become aware in the future) may be deemed to violate the FCPA and other anti-corruption and anti-bribery laws. Such determinations could subject us to, among other things, enforcement actions by the SEC or the DOJ or other regulatory bodies, fines, penalties, or litigation, which could adversely affect our business, financial condition and results of operations. In addition, any significant settlement amount may require us to incur additional indebtedness, adversely affect our liquidity and ability to service our indebtedness, or require us to restructure or amend the terms of our indebtedness. See Part II, Item 8. Financial Statements and Supplementary Data; Note 20 – Legal Proceedings in the Consolidated Financial Statements for more information regarding currently pending legal proceedings.

We are subject to a number of pending lawsuits.

2020 10-K Annual Report	Stericycle, Inc. • 24

Table of Contents	PART I
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

Our pollution liability insurance excludes liabilities under CERCLA. Thus, if we were to incur liability under CERCLA and if we could not identify other parties responsible under the law whom we are able to compel to contribute to our expenses, the cost to us could be substantial and could impair our profitability and reduce our liquidity. Our customer service agreements make clear that the customer is responsible for making sure that only appropriate materials are disposed of. If there were a claim against us that a customer might be legally liable for, we might not be successful in recovering our damages from the customer, see Part II, Item 8. Financial Statements and Supplementary Data; Note 20 – Legal Proceedings.

Tax interpretations and changes in tax regulations and legislation could adversely affect us.

Tax interpretations, regulations and legislation in the various jurisdictions in which we operate are subject to measurement uncertainty and the interpretations can impact net income, income tax expense or recovery, and deferred income tax assets or liabilities. Tax rules and regulations, including those relating to foreign jurisdictions, are subject to interpretation and require judgment by us that may be challenged by the applicable taxation authorities upon audit. In addition, in response to significant market volatility and disruptions to business operations resulting from the global spread of the COVID-19 pandemic, legislatures and taxing authorities in various jurisdictions in which we operate may propose changes to their tax rules. These changes could include modifications that have temporary effect, and more permanent changes. The impact of these potential new rules on us, our long-term tax planning, and our effective tax rate could be significant. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act reduced the U.S. federal statutory tax rate, broadened the corporate tax base through the elimination or reduction of deductions, exclusions, and credits, limited the ability of U.S. corporations to deduct interest expense, and transitioned to a territorial tax system which allows for the repatriation of foreign earnings to the U.S. with a 100% federal dividends received deduction prospectively. In addition, the Tax Act required a one-time transitional tax on foreign cash equivalents and previously unremitted earnings. Several of the provisions enacted as part of the Tax Act require clarification and guidance from the IRS and Treasury Department. These or other changes in U.S. tax laws could impact our profits, effective tax rate, and cash flows.

2020 10-K Annual Report	Stericycle, Inc. • 25

Table of Contents	PART I
On March 27, 2020, the President signed into law the CARES Act, which is a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The impact of the CARES Act in prospective periods may differ from our estimates due to changes in interpretations and assumptions, guidance that may be issued, and actions we may take in response to the CARES Act. The CARES Act is highly detailed, and we will continue to assess the impact that various provisions will have on our business.

Additionally, in further response to the COVID-19 pandemic, on December 27, 2020, the President signed the Consolidated Appropriations Act, 2021 (CAA 2021), which provides several business tax relief provisions, including (1) extension of the controlled foreign corporation (CFC) look-through rule through 2025, (2) a temporary 100% deduction for business meals paid or incurred in 2021 and 2022, and (3) extension of the work opportunity tax credit (WOTC) through 2025. We will continue to assess the CAA 2021 with respect to the provisions that have an impact on our business.

We have accumulated NOLs arising from our operations and foreign and domestic acquisitions of approximately $161.9 million as of December 31, 2020. We have recognized valuation allowances to reduce these amounts to our current estimate for NOLs that will be recoverable against future taxable income prior to their expiration in accordance with the appropriate tax regulations. If our estimates change or we do not generate sufficient taxable income prior to the expiration of these NOLs we may have to record additional valuation allowances resulting in higher income tax expense, see Part II, Item 8. Financial Statements and Supplementary Data; Note 10 – Income Taxes.

In addition, we may periodically restructure our legal entities and if taxing authorities were to disagree with our tax positions in connection with any such restructurings, our effective tax rate could be materially affected. In connection with such restructurings we could also incur additional charges associated with consulting fees and other charges.

Weather and environmental changes related to climate change, requirements of customers and investors for net carbon zero emissions strategies, and the introduction of regulations restricting emissions of “greenhouse gases” aimed to limit climate change, could negatively impact our costs to operate.

Climate change has brought with it numerous environmental changes that may pose risk to our operations. Increases in the frequency of severe storms, droughts, flooding, fire conditions, blackouts due to extreme heat or other weather events associated with climate change may disrupt our services and increase the cost of our operations. While we have protocols in place for operating regions frequently impacted by severe weather changes, continued climate change may require additional protocols, processes, physical equipment, and training to minimize risks to team members, physical property, and operations.

Following the 2015 Paris Agreement, which set the goal of holding global warming below 2˚C and pursuing efforts to limit the global average temperature rise to 1.5˚C, many of our customers have established goals for their organizations to be carbon neutral and have extended such goals to their key vendors and business partners. Additionally, many investors and financial institutions believe that climate change will significantly influence many companies’ long-term prospects and are requesting climate change disclosures and commitments from their investments. The increased focus on minimizing climate change may impact our revenues as well as our cost of operations in the future.

Emerging regulatory frameworks are beginning to establish bans on availability of new fossil fuel vehicles. Our services rely on a fleet of 7,800 vehicles. During 2020, the Prime Minister of the U.K. indicated diesel fuel will not be sold in the U.K. beginning in 2030 and the Governor of California signed an order to ban sales of new gasoline cars by 2035. The availability of reliable electric vehicles with the appropriate power station infrastructure requires significant advancement. The implementation of such bans without adequate infrastructure could impact our costs to maintain our fleet.

FINANCIAL AND CONTROL RISKS

2020 10-K Annual Report	Stericycle, Inc. • 26

Table of Contents	PART I
We may incur significant charges as a result of portfolio optimization; portfolio optimization may not achieve the desired results.

We continue to evaluate the performance of our portfolio of assets and businesses. Based on this evaluation, we may sell certain assets or businesses or exit particular markets. Any impairments and losses on divestiture resulting from this process may cause us to record significant charges, including those related to goodwill, other intangible assets, and accumulated currency translation adjustment losses. In addition, divestitures may not yield the targeted improvements in our business. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, disruption in our operations or businesses, finding a suitable purchaser, the diversion of management’s attention from our other businesses, the potential loss of key team members, the erosion of employee morale or customer confidence, and the retention of contingent liabilities, including pursuant to indemnification provisions related to the divested business. Any charges, including those arising from indemnification provisions, that we are required to record or the failure to achieve the intended financial results associated with divestitures of businesses or assets could have a material adverse effect on our business, financial condition or results of operations. See Part II, Item 8. Financial Statements and Supplementary Data; Note 4 - Restructuring, Divestitures, and Impairments in the Consolidated Financial Statements

Restrictions in our Credit Agreement and our Senior Notes could adversely affect our business, financial condition, results of operations, ability to make distributions and the value of our securities.

Our Credit Agreement contains customary affirmative covenants, including, among others, covenants pertaining to the delivery of financial statements; certain financial covenants; notices of default and certain other material events; payment of obligations; preservation of corporate existence, rights, privileges, permits, licenses, franchises and intellectual property; maintenance of property and insurance and compliance with laws, as well as customary negative covenants, including, among others, limitations on the incurrence of liens, investments and indebtedness; mergers and certain other fundamental changes; dispositions of assets; restricted payments; changes in our line of business; transactions with affiliates and burdensome agreements. These covenants could affect our ability to operate our business, increase the amount of interest expense we ultimately pay pursuant to the Credit Agreement, and may limit our ability to take advantage of potential business opportunities as they arise. Our Senior Notes also contain certain covenants that could have a similar effect on our ability to operate our business. See Part II, Item 8. Financial Statements and Supplementary Data; Note 9 – Debt in the Consolidated Financial Statements.

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

2020 10-K Annual Report	Stericycle, Inc. • 27

Table of Contents	PART I
The amount of our indebtedness could adversely affect our business.

As of December 31, 2020, we had a total of $1.8 billion of outstanding indebtedness, including long-term debt and short-term debt and excluding unamortized debt issuance costs. We also have the ability to incur additional indebtedness subject to our financial covenants.

Our leverage could have adverse consequences on our business, including the following:
i.we may be required to dedicate a substantial portion of our available cash to payments of principal and interest on our indebtedness;
ii.our ability to access credit markets on terms we deem acceptable may be impaired; and
iii.we may be limited in our flexibility to adjust to changing market conditions.

If we fail to maintain an effective system of internal controls over financial reporting, including increased risk associated with a new ERP implementation, we may not be able to report our financial results timely and accurately or prevent fraud, which could adversely affect investor confidence in our company, our results of operations and our stock price.

Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. We are implementing remedial measures and new systems and there can be no assurance that our efforts will be successful. These measures will result in additional technology and other expenses. If we are unable to remediate material weaknesses when they arise, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

Market conditions could adversely change and our earnings could decline resulting in charges to impair intangible assets, such as goodwill.

As a result of our various acquisitions, the Consolidated Balance Sheet at December 31, 2020 contains goodwill of $2.82 billion and other intangible assets, net of $1.09 billion. We evaluate on an ongoing basis whether facts and circumstances indicate any impairment to the value of indefinite-lived intangible assets such as goodwill. As circumstances after an acquisition can change, we may not realize the value of these intangible assets. During 2020, 2019 and 2018, we recorded non-cash impairment charges of $11.1 million, $17.7 million and $16.0 million, respectively, of operating permits, tradenames, and customer relationships. Additionally, in 2019 and 2018 we recognized $228.3 million and $358.7 million in non-cash goodwill impairment charges related to our reporting units. We recognized these impairments due to a reduction of forecasted future cash flows in each reporting unit, as discussed in the Impairment section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8. Financial Statements and Supplementary Data; Note 7 – Goodwill and Other Intangible Assets. The recognition of any potential future impairments could have a material adverse impact on our results of operations.

Our participation in multi-employer pension plans may subject us to liabilities that could materially adversely affect our liquidity, cash flows and results of operations.

We participate in multi-employer pension plans administered by employer and union trustees. To the extent that those plans are underfunded, ERISA may subject us to substantial liabilities in the event we, whether partially or totally, cease to have obligations to contribute to the plans. Under current law regarding multi-employer defined benefit plans, circumstances such as a plan's termination, an employer's partial or complete withdrawal from, or the mass withdrawal of all contributing employers from, an underfunded multi-employer defined benefit plan can trigger our obligation to make payments to the plan for our proportionate share of the multi-employer plan's unfunded vested liabilities. Furthermore, the Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as "endangered", "seriously endangered", or "critical" status. If plans in which we participate are in critical status or underfunded, we could be required to make additional contributions.

2020 10-K Annual Report	Stericycle, Inc. • 28

Table of Contents	PART I
Based upon the information available to us from plan administrators as of March 30, 2020, one of the multi-employer pension plans in which we participate is underfunded. The Pension Protection Act requires that underfunded pension plans improve their funding ratios within prescribed intervals based on the level of their underfunding. We have been notified that one plan is in "critical" status and this plan may require additional contributions. The amount of additional funds we may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of employee work that require the specific use of the union team members covered by these plans, investment returns and the level of underfunding of such plans. Additional funding could adversely affect our liquidity, cash flows, and results of operations. For more information, see Part II, Item 8. Financial Statements and Supplementary Data; Note 13 – Retirement and Other Employee Benefit Programs in the Consolidated Financial Statements.

Some of our customers have suffered financial difficulties affecting their credit risk, which could negatively impact our operating results.

We provide service to a number of customers, including governmental entities and municipalities, some of which have suffered significant financial difficulties in recent years. Some of these entities could be unable to pay amounts owed to us, resulting in increased bad debt expense, or renew contracts with us at previous or increased rates. The inability of our customers to pay us in a timely manner or to pay increased prices could negatively affect our operating results.

RISKS RELATED TO HUMAN CAPITAL

A change or deterioration in our relations with our team members or an increase in labor and employment costs could have a materially adverse effect on our business, financial condition and results of operations.

Labor and employment is one of our highest costs and increases in employment costs could materially affect our cost structure and our profitability. We compete with other businesses in our markets for qualified team members and the labor supply is sometimes tight in our markets. A shortage of qualified team members or further unionization would require us to incur additional costs related to wages and benefits; inefficiencies in operations; unanticipated costs in sourcing temporary or third-party labor; legal fees and interference with customer relationships. Due primarily to increased demand for truck drivers and competition from other employers, we are experiencing difficulties hiring a sufficient number of qualified truck drivers. If this condition persists, it could affect our ability to service our retail customers and affect our results of operations.

We are a party to 11 collective bargaining agreements in the U.S. and Canada, covering approximately 750 team members, or approximately 6% of our total U.S. and Canadian workforce and further agreements and works councils covering approximately 1,500 team members in our other international locations. These agreements expire on a scheduled basis depending upon the negotiated length of the contract’s term. Collective bargaining agreement negotiations occur every year depending upon which agreements expire and whether one or both parties seek the modification of terms.

There can be no assurance that we will be able to negotiate the terms of future agreements with unions in a manner acceptable to us. There is also no guarantee that current non-union team members will not seek union representation resulting in additional collective bargaining agreements with associated increased costs to us. Potential work disruptions from labor disputes may disrupt our businesses and adversely affect our brand, customer relations, financial condition, and results of operations.

The handling, transportation, and treatment of regulated waste carries with it the risk of personal injury to team members and others.

Our business requires our team members to handle materials that may be infectious or hazardous to life and property in other ways. While we try to handle such materials with care and in accordance with accepted and safe methods, the possibility of accidents, leaks, spills, and natural disasters always exists.
Examples of incidents that may present possible exposure to contaminated or infectious waste or other hazardous materials include:

•truck accidents;
•damaged or leaking containers;
•improper storage of regulated waste by customers;

2020 10-K Annual Report	Stericycle, Inc. • 29

Table of Contents	PART I
•improper placement by customers of materials into the waste stream that we are not authorized or able to process, such as certain body parts and tissues; or
•malfunctioning treatment plant equipment, such as power outages, or ineffective backup systems.

Human beings, or animals could be injured or sickened or property could be damaged by exposure to regulated waste. This in turn could result in lawsuits in which we are found liable for such injuries, and substantial damages could be awarded against us.

While we generally carry liability insurance intended to cover these contingencies, instances may occur that are not insured against or that are inadequately insured against. An uninsured or underinsured loss could be substantial and could impair our profitability and reduce our liquidity.

An inability to retain key personnel or difficulties in recruiting qualified personnel may adversely affect our business.

The labor market in the U.S. and globally is very competitive. We depend on the skills, working relationships, and continued services of key personnel, including our experienced management team. We must hire, train and develop effective team members. We compete with other companies both within and outside of our industry for talented personnel. In addition, employee turnover increases our cost of operations and makes it more difficult to operate our business. Difficulty in replacing or adding personnel could have an adverse effect on our business, results of operations and financial condition.

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

GENERAL RISK FACTORS

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
Item 3. Legal Proceedings

2020 10-K Annual Report	Stericycle, Inc. • 30

Table of Contents	PART I

Information regarding certain legal proceedings in which we are involved can be found in Part II, Item 8. Financial Statements and Supplementary Data; Note 20 - Legal Proceedings in the Consolidated Financial Statements and is incorporated herein by reference.
Item 4. Mine Safety Disclosures

Not Applicable.

2020 10-K Annual Report	Stericycle, Inc. • 31

Table of Contents	PART II
PART II
Item 5. Market Price for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Select Market under the ticker symbol "SRCL."  There were 83 shareholders of record as of February 22, 2021.
We did not declare or pay any cash dividends on our common stock during 2020, 2019, or 2018.  We currently expect that we will retain future earnings for debt repayment and use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Under resolutions that our Board of Directors adopted, we have been authorized to purchase a cumulative total of 24,621,640 shares of our common stock on the open market.  As of December 31, 2020, we had purchased a cumulative total of 22,219,146 shares.  No common stock purchases were made during 2020.
Performance Graph
The following graph compares the cumulative total returns of Stericycle, the Nasdaq Global Select Market Composite Index, the S&P Mid Cap 400 Index and the Dow Jones U.S. Waste & Disposal Services Index for the five-year period ended December 31, 2020.

The graph assumes that the value for the investment in Stericycle and in each of the indices was $100 on December 31, 2015 and that all dividends were reinvested.
The stock price performance of our common stock reflected in the following graph is not necessarily indicative of future performance.

Company/Index	2015	2016	2017	2018	2019	2020
Stericycle, Inc.	$100.00	$63.88	$56.38	$30.42	$52.91	$57.49
Nasdaq Global Select Market Composite Index	$100.00	$107.59	$138.18	$133.10	$180.49	$258.17
S&P Mid Cap 400 Index	$100.00	$100.00	$135.89	$118.91	$147.51	$164.93
Dow Jones U.S. Waste & Disposal Services Index	$100.00	$118.62	$136.22	$133.82	$177.76	$186.32

2020 10-K Annual Report	Stericycle, Inc. • 32

Table of Contents	PART II
Item 6. Selected Financial Data

In millions, except per share data
	Year Ended December 31,
	2020	2019	2018	2017	2016
Statements of Loss (Income) Data
Revenues	$2,675.5	$3,308.9	$3,485.9	$3,580.7	$3,562.3
Depreciation and amortization	233.5	272.8	255.9	249.5	252.5
Goodwill impairment	—	228.3	358.7	65.0	—
Divestiture losses, net of gains	123.6	103.0	12.8	9.5	27.1
Income (loss) from operations	31.9	(211.9)	(161.1)	(7.6)	433.8
Mandatory convertible preferred stock dividend	—	—	(25.5)	(36.3)	(39.4)
Gain on repurchase of preferred stock	—	—	16.9	17.3	11.3
Net (loss) income attributable to Stericycle, Inc. common shareholders	(57.3)	(346.8)	(253.3)	23.4	178.2
(Loss) earnings per common share attributable to Stericycle, Inc. common shareholders - diluted (1)	(0.63)	(3.81)	(2.91)	0.27	2.08
Statements of Cash Flow Data
Net cash from:
Operating activities	$530.2	$248.0	$165.7	$508.6	$560.8
Investing activities	381.4	(104.0)	(147.5)	(193.0)	(195.6)
Financing activities	(892.5)	(141.6)	(25.7)	(321.2)	(376.8)
Balance Sheet Data
Cash and cash equivalents	$53.3	$34.7	$34.3	$42.2	$44.2
Total assets	5,581.9	6,437.0	6,455.5	6,988.3	6,980.1
Long-term debt, net	1,689.1	2,559.3	2,663.9	2,615.3	2,877.3
Stericycle, Inc. equity	2,430.1	2,330.9	2,587.4	2,896.6	2,805.8
(1)See Part II, Item 8. Financial Statements and Supplementary Data; Note 16 – Loss per Common Share in the Consolidated Financial Statements for information concerning the computation of diluted EPS.
For more details on the items below, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2020 10-K Annual Report	Stericycle, Inc. • 33

Table of Contents	PART II
Net (loss) income attributable to Stericycle, Inc. common shareholders (including the total negative impact to (Loss) earnings per share attributable to Stericycle, Inc. common shareholders), included the following after-tax effects:

In millions, except per share data
	Year Ended December 31,
	2020	2019	2018	2017	2016
After-tax charges (income)
Business Transformation	$37.8	$51.1	$61.2	$20.0	$—
Intangible Amortization	94.3	112.0	97.7	77.4	83.5
Acquisition and Integration	—	3.1	7.8	26.2	38.1
Operational Optimization	2.5	11.9	22.9	46.8	40.4
Divestitures (including Divestiture Losses, net of Gains)	138.0	90.0	16.0	7.1	23.2
Litigation, Settlements and Regulatory Compliance	15.3	23.7	74.2	203.5	4.4
Asset Impairments	11.8	21.5	21.8	—	1.4
Goodwill Impairment	—	221.4	292.7	67.2	—
Other	7.9	33.4	25.6	15.3	4.1
Debt Extinguishment	—	19.8	—	—	—
Preferred Stock Dividends	—	—	27.5	36.3	39.4
CARES Act and U.S. Tax Reform	(44.4)	—	8.8	(129.8)	—
Total after-tax impacts	$263.2	$587.9	$656.2	$370.0	$234.5
Negative impact to Net, (Loss) Earnings per share attributable to Stericycle, Inc. common shareholders - diluted (1)	$2.88	$6.46	$7.36	$4.07	$2.45
(1)For the purpose of calculating the impact to (Loss) earnings per share attributable to Stericycle, Inc. common shareholders, of our mandatory convertible preferred stock in the years ended December 31, 2018, 2017, and 2016, we calculated the impact by excluding the mandatory convertible preferred stock dividend and using the “if-converted” method of share dilution, weighted in 2018 for the period prior to its conversion into common stock in September 2018 and weighted in 2015 for the period after issuance in September 2015.

2020 10-K Annual Report	Stericycle, Inc. • 34

Table of Contents	PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes in Part II, Item 8. Financial Statements and Supplementary Data of this 2020 Form 10-K. For further discussion regarding operating and financial data for the year ended December 31, 2019 as compared to the year ended December 31, 2018, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
In 2020, we updated the presentation of the Company’s segment reporting see, Part II, Item 8. Financial Statements and Supplementary Data; Note 18 Segment Reporting in the Consolidated Financial Statements for further information. As a result of these changes in segment reporting, all applicable historical segment information has been recast to conform to the new presentation. We are also presenting amounts for the year ended December 31, 2018 in the Results of Operations Revenues and Segment Profitability tables below, but not the comparative discussion as mentioned above.

In addition, we updated service lines to reflect the remaining Hazardous Waste Solutions Services and Manufacturing and Industrial Services in RWCS. This reclassification is driven by the divestiture of the Environmental Solutions business, discussed in Part II, Item 8. Financial Statements and Supplementary Data; Note 4 Restructuring, Divestitures, and Impairments, and service line information has been recast to conform to the new presentation.
Overview
Incorporated in 1989, Stericycle is a U.S. based business-to-business services company and leading provider of compliance-based solutions that protects people, promotes health and safeguards the environment. Stericycle serves customers in the U.S. and 17 other countries worldwide with solutions for regulated waste and compliance services, secure information destruction and patient engagement. To our customers, team members and the communities we serve, Stericycle is a company that protects what matters.
Our offering of services appeals to a wide range of business customers.  The majority of our customers are healthcare businesses (hospitals, physician and dental practices, outpatient clinics, long-term care facilities, etc.).  We also provide services to retailers, manufacturers, financial services providers, professional services providers, governmental entities and other businesses.  While we manage large volumes of waste and other materials, the volume per customer site on average is small.
Highlights for the year ended December 31, 2020 compared to the prior year include:
•Revenues for the year ended December 31, 2020 were $2.68 billion, compared to $3.31 billion in 2019.  Of the $633.4 million decline, the impact of divestitures was $483.7 million and lower SID revenues, excluding SOP pricing, was $157.1 million, primarily reflecting pandemic-related business disruption. This was partially offset by growth in Regulated Waste and Compliance Services of $36.5 million.
•Income from operations for the year ended December 31, 2020 was $31.9 million, compared to a loss from operations of $211.9 million in 2019. The change was primarily due to no goodwill impairment in 2020 compared to goodwill impairment of $228.3 million in 2019, offset by net divestiture losses of $123.6 million in 2020 compared to net divestiture losses of $103.0 million in 2019 for a net divestiture difference of $20.6 million. In addition, we continue to see lower charges associated with our key priorities and other significant matters discussed below.
•Net loss for the year ended December 31, 2020 was $57.3 million, or $0.63 diluted loss per share, compared with $346.8 million, or $3.81 diluted loss per share, in 2019. The difference was related to higher income from operations of $243.8 million, lower interest expense of $36.4 million and lower loss on early extinguishment of debt of $23.1 million, which were partially offset by a higher income tax expense of $16.7 million.
•Cash flow from operations for the year ended December 31, 2020 was $530.2 million, compared to $248.0 million in 2019, representing a $282.2 million year-over-year improvement.
•Cash paid for capital expenditures for the year ended December 31, 2020 was $119.5 million compared to $194.2 million for the year ended December 31, 2019, primarily driven by the timing of 2019 investments in the ERP and disciplined capital management throughout 2020.

2020 10-K Annual Report	Stericycle, Inc. • 35

Table of Contents	PART II
During 2020, we completed the following debt related transactions:
a)    On November 9, 2020, we issued $500.0 million at par of aggregate principal Senior Notes, due January 2029, which are unsecured and bear interest at 3.875% per annum, payable on January 15 and July 15 of each year.
b)    On February 25, 2020, we executed the Fifth Amendment which amended the Credit Agreement to, among other things:
•increase the maximum allowable Consolidated Leverage Ratio to 5.00 to 1.00 until the end of the first quarter of 2022 and 4.50 to 1.00 thereafter.
•upon the consummation of the divestiture of the ESOL Disposal Group, each of the foregoing maximum permitted Consolidated Leverage Ratio levels were stepped down to 4.75 to 1.00 and 4.25 to 1.00, respectively.
•allow for continuation of the $200 million of cash add backs to EBITDA through December 31, 2020 and addbacks of $100 million until December 31, 2021, with no further addbacks thereafter.
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
For additional information, see Part II, Item 8, Financial Statements and Supplementary Data; Note 9 – Debt in the Consolidated Financial Statements.
Over the course of 2020, we divested our Environmental Solutions business, Expert Solutions business, both reported primarily in our North America reportable segment and operations in Argentina, in our International reportable segment.  Divestiture transactions combined generated $498.9 million in net proceeds during 2020 that was primarily used to repay debt. For additional information, see Part II, Item 8, Financial Statements and Supplementary Data; Note 4 – Restructuring, Divestitures, and Impairments in the Consolidated Financial Statements.
COVID-19 Pandemic
In March 2020, the World Health Organization declared the COVID-19 virus outbreak a pandemic. The COVID-19 pandemic has had a global economic impact, including temporary closure of non-essential businesses worldwide and postponement of elective surgeries and preventative care. The Company continues to maintain operations within all business service offerings, although our maritime waste service offering has been significantly and adversely impacted. We are monitoring future implications of the COVID-19 pandemic and continue to take actions to manage spending to align to operational requirements.

The Company’s COVID-19 pandemic response has included efforts to protect the health and well-being of our workforce and our customers. We worked proactively with the Centers for Disease, Control and Prevention, the Occupational Safety and Health Administration, the Department of Transportation and regulatory agencies around the world to ensure readiness for proper regulated waste management. We have updated and implemented numerous protocols specifically to reduce risk among our front-line team members, and our strategic sourcing team has worked diligently to take measures to provide our field operations employees with appropriate personal protective equipment. We’ve staggered shift times and dedicated trucks to specific drivers to reduce exposure. We’ve implemented more rigorous cleaning protocols for all our facilities. Since March of 2020, we had more than 7,000 team members around the globe sheltering in place, all to protect our staff and communities we serve. We will continue to monitor the safety of our team members as a result of the COVID-19 pandemic, but the long-term impact is not known at this point as the scale and severity of the outbreak and related behavioral changes is still uncertain. Additionally, we increased the frequency of our communications with our Board of Directors. At the height of the pandemic, we provided weekly updates to our Board. This communication kept the Board apprised of the evolving impacts of the pandemic to our organization and team members, as well as provided them an opportunity to understand and monitor our response to the pandemic while providing oversight and guidance.

The Company has taken a leadership position related to the COVID-19 pandemic to support our customers and provide industry expertise regarding the effective management of COVID-19 waste.

2020 10-K Annual Report	Stericycle, Inc. • 36

Table of Contents	PART II

The impact of the COVID-19 pandemic across our revenue service categories is as follows:

Revenue Service Category	Services Offered	COVID-19 Pandemic Impact
Regulated Waste and Compliance Services
• Regulated waste management services (including reusable sharps container disposal management services)
• Pharmaceutical waste services, including controlled substances (CsRX, Kiosk, and Seal/Send)
• Compliance programs under the Steri-Safe®, Clinical Services and First Practice Management brand names
• Hazardous waste and compliance solutions
• Maritime waste services

RWCS’s transportation and treatment facilities have remained open to provide safe and compliant disposal of regulated waste. As a leader in this industry, we are helping our healthcare and retail customers manage multiple aspects of the vaccine rollout. This includes compliant waste collection, transportation, and waste treatment of expired vaccines, partially used vaccines, sharps, packaging, and expunged syringes with trace amounts of vaccines.
Revenues for RWCS showed growth over last year despite the impact on maritime waste services from the pandemic.
The COVID-19 pandemic has also created new needs for healthcare testing centers for the COVID-19 virus across America as well as the disposal of non-healthcare waste and vaccine related waste. We continue to provide services to testing centers and our expanding non-healthcare waste customer base and have begun servicing vaccine waste. In our international markets, we have more transactional-based agreements which has resulted in revenue growth as a result of returning elective surgeries combined with increased COVID-19 waste volumes.

Secure Information Destruction Services
• Secure information destruction (including document and hard drive destruction services) under the Shred-it® brand name which includes regular scheduled services (and processing onsite and offsite) and one-time services (select, priority and express)

While still below pre-pandemic levels, Secure Information Destruction revenues continued to improve since the start of the pandemic in March and remained consistent sequentially with the third quarter despite continued economic pandemic impacts in the fourth quarter. The revenues and stops in the fourth quarter aligned with local, regional and country level lock-downs. While recent shutdowns in the late fourth quarter have impacted our stops serviced, we expect stops serviced to improve as economies re-open.
In North America, SID organic revenues were down 12.9 percent compared to 2019, which reflects a decrease in service stops. Additionally, Internationally, SID organic revenues were down 21.3 percent compared to 2019.

Communication and Related Services	• Appointment reminders, secure messaging, event registration and other communications specifically for hospitals and IDN’s
At the end of the first quarter and through the year ended 2020, we observed lower demand for services due to the pandemic. When excluding the impact of divestitures and foreign exchange, revenues declined $14.4 million.

Key Business Priorities

•Quality of revenue – We have been executing against our foundational initiatives we launched to drive revenue quality. These included a formal cross-functional deal review committee, realignment of sales incentive plans, re-organization of our commercial leadership team around our service lines, key customer channels, and implementation of global customer pipeline management processes for both Regulated Waste and Compliance Services and Secure Information Destruction. In combination with our quality of revenue initiatives, we continue to develop and deploy innovative solutions to meet unmet customer needs, strengthen customer engagement, and drive long-term organic growth. As an example, during 2020, Regulated Waste and Compliance Services innovated to meet customer needs during the pandemic by

2020 10-K Annual Report	Stericycle, Inc. • 37

Table of Contents	PART II
rapidly deploying solutions to support temporary COVID-19 testing centers and to introduce non-health care PPE disposal options. In Secure Information Destruction Services, we deployed express and priority offerings to address unmet customer needs around service speed and predictability during the pandemic.

•Operational efficiencies – As we manage through volatile times, we remain focused on operational efficiencies, modernization and innovation to control variable and discretionary costs and improving performance and efficiencies in our field operations. Our Engineering and Operations teams have and will continue to implement operational process and performance improvements, which have significantly contributed to our gross profit margin expansion of 390 basis points for the year ended December 31, 2020. We are gaining traction on right sizing and balancing our fleet and equipment; driving efficiencies in route and long-haul planning; and optimizing our network and assets. Additionally, we have normalized our workforce following the furloughs experienced earlier this year.

•Debt reduction and leverage improvement – We have reduced net debt by approximately $900.0 million during the year ended December 31, 2020. We applied $498.9 million in net proceeds from the divestiture of Expert Solutions, operations in Argentina and Environmental Solutions to the repayment of debt during December, August and April 2020, respectively. With the divestitures proceeds and our continued focus on operating margin expansion and free cash flow generation, we reduced our adjusted debt to EBITDA leverage ratio as defined by our Credit Agreement to 3.54 times as of December 31, 2020. We have $947.2 million as of December 31, 2020 available under our Senior Credit Facility, which matures in November 2022.

•Portfolio rationalization – On December 2, 2020, Stericycle divested Expert Solutions for approximately $78.0 million in cash. On August 3, 2020, Stericycle divested all of our operations in Argentina for approximately $3.9 million in cash. On April 6, 2020, we also divested the Environmental Solutions business for $462.5 million in cash. We expect to continue to evaluate opportunities to further optimize our portfolio of businesses.

•ERP implementation – We entered 2020 with a schedule to begin the staged deployment of the commercial, operational and financial systems in North America. Our first stage included the implementation of a human capital management system which was completed in January 2020. However, guided by our commitment to protect what matters, we concluded that the health and travel risks associated with a field deployment in the COVID-19 pandemic environment were substantial, and given our priorities to serve our customers and keep our team members safe, we made the decision to defer the ERP deployment to 2021. In the interim, we are making progress mining data from our legacy systems and tools to gain business insights, build scorecards and improve performance. Additionally, over the past several months, we accelerated the roll-out of certain technologies associated with our North American ERP system, including our new employee travel and expense system and a global tax management system.
Key Priorities and Other Significant matters
The following table identifies key priorities and other significant matters impacting our business (amounts are stated pre-tax except when noted):

2020 10-K Annual Report	Stericycle, Inc. • 38

Table of Contents	PART II

In millions
	Year Ended December 31,
	2020	2019
Pre-tax items:
Included in COR
Business Transformation	$—	$0.4
Operational Optimization	—	9.8
Asset Impairments	6.8	5.2
Total included in COR	6.8	15.4

Included in SG&A
Business Transformation	50.8	67.3
Intangible Amortization	124.9	145.2
Acquisition and Integration	—	3.5
Operational Optimization	3.1	4.7
Divestitures	9.4	11.7
Litigation, Settlements and Regulatory Compliance	20.3	28.2
Asset Impairments	8.7	16.9
Other	9.1	39.7
Total included in SG&A	226.3	317.2

Divestiture losses, net of gains	123.6	103.0

Goodwill impairment	—	228.3

Total included in Income (loss) from operations	356.7	663.9

Included in Interest expense, net
Capital Allocation (debt related)	—	3.6

Loss on early extinguishment of debt	—	23.1

Included in Other expense, net
Other (including highly inflationary exchange loss)	1.2	3.3
Total pre-tax	$357.9	$693.9

After tax items:
CARES Act	$(44.4)	$—
Total after-tax	$(44.4)	$—
The above priorities and other significant matters include the following types of activities:

Cash Charges
	Closure and Exit Costs(1)	Internal (2)	Consulting and Professional Fees	Other (3)	Non-Cash Charges (4)
Business Transformation	✓	✓	✓	✓	✓
Acquisition and Integration	✓	✓	✓	✓	✓
Operational Optimization	✓	✓	✓	✓	✓
Divestitures			✓	✓	✓
Litigation, Settlements and Regulatory Compliance			✓	✓
Other			✓
(1)Includes employee and contract termination, facility closure and clean-up costs.
(2)Includes dedicated resources, including project related incentive compensation and stock-based compensation.

2020 10-K Annual Report	Stericycle, Inc. • 39

Table of Contents	PART II
(3)Includes other costs related to each priority (e.g. software maintenance fees, changes in contingent consideration and environmental provisions).
(4)Includes impairments, accelerated depreciation and/or amortization, gain/loss on disposal and changes in deferred consideration.
Business Transformation

For the years presented and for the cumulative period since the inception of Business Transformation, we have recognized the following, principally reported in Other:

In millions
	Year Ended December 31,
	2020	2019	Cumulative Since Inception
ERP development and implementation
Consulting and professional fees	$21.8	$27.2	$65.0
Internal labor	13.1	9.3	31.2
Software usage/maintenance fees	12.1	15.3	34.8
Other related expenses	3.8	4.3	9.7
Operating expenditures	50.8	56.1	140.7
Capital expenditures	51.3	80.6	160.8
Total ERP related	102.1	136.7	301.5

Investment in cost savings and other related matters	—	11.6	91.7

Total charges and capital expenditures	$102.1	$148.3	$393.2

Non-cash charges	$2.0	$1.8	$15.6
Cash charges and stock based compensation	48.8	65.9	216.8
Total operating expenditures	$50.8	$67.7	$232.4

Through 2019, we had completed activities originally contemplated as part of Business Transformation in the areas of investment in cost savings and business capability and other related matters. We have shifted the planned deployment of the rest of our North American ERP system until 2021. In the interim, we accelerated the deployment of certain technologies associated with our North American ERP system, including our new employee travel and expense system and a new global tax management system.

Intangible Amortization
See table above of key priorities and other significant matters for intangible amortization expense from acquisitions for the years presented and how they are classified in the Consolidated Statements of Loss.

The decrease in amortization expense is a result of the reduction of intangible assets related to divestitures. See Part II, Item 8. Financial Statements and Supplementary Data; Note 7 – Goodwill and Other Intangible Assets in the Consolidated Financial Statements for further information.
For intangible amortization by segment see Part II, Item 8. Financial Statements and Supplementary Data; Note 18 – Segment Reporting in the Consolidated Financial Statements.
Acquisition and Integration

See table above of key priorities and other significant matters for acquisition and integration expense for the years presented, primarily in Other, and how they are classified in the Consolidated Statements of Loss.

Details of the acquisition completed in the year ended December 31, 2019 can be found in Part II, Item 8. Financial Statements and Supplementary Data; Note 3 – Acquisitions in the Consolidated Financial Statements.

2020 10-K Annual Report	Stericycle, Inc. • 40

Table of Contents	PART II
Operational Optimization

Our organization is focused on operation efficiency, modernization and innovation. The aim of our focus is to achieve a culture of continuous improvement that will enhance efficiency, effectiveness and competitiveness to improve our cost base and cash flow and we have taken a number of actions to reduce operating costs and optimize operations. For example, we believe plant throughput and route density are competitive strengths of Stericycle. We maintain such strengths by making adjustments to our network of transportation and treatment facilities, standardizing containers and right sizing fleet levels in an effort to optimize overall logistics and processing capabilities within a service category while reducing operational costs. As part of these efforts, we seek to reduce network redundancies by consolidating facilities, closing redundant facilities, optimizing containers and fleet levels and restructuring the local organization and operations for efficiency.

We recognized the following Operational Optimization expenses:

In millions
	Year Ended December 31,
	2020	2019
North America
Exit costs - employee termination	$—	$1.4
Closure and exit costs - other	—	—
Non-cash charges	—	2.4
Other expenses	—	—
Total	—	3.8

International
Exit costs - employee termination	—	0.9
Closure and exit costs - other	—	2.4
Non-cash charges	2.8	4.9
Other expenses	0.3	2.5
Total	3.1	10.7

Total Operational Optimization	$3.1	$14.5
As we continue to consider each Operational Optimization activity, the amount, timing and recognition of charges will be affected by the occurrence of commitments and triggering events as defined under U.S. GAAP, among other factors. We may incur more charges, cash expenditures, accelerated depreciation and impairments than estimated and may not realize the expected improvement or cost savings on the planned time frame or at all. See Part II, Item 8. Financial Statements and Supplementary Data; Note 4 – Restructuring, Divestitures, and Impairments in the Consolidated Financial Statements.
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
•potential for margin improvement;
•current divestiture value versus future divestiture value;
•ongoing capital requirements of the business;

2020 10-K Annual Report	Stericycle, Inc. • 41

Table of Contents	PART II
•return on invested capital;
•impact on overall leverage, including impact on debt leverage ratio;
•implications for our internal control remediation efforts; and
•implications for our new ERP system implementation.

We recognized the following Divestitures (including Divestiture losses (gains), net) in the Consolidated Statements of Loss:

In millions
	Year Ended December 31,
	2020	2019
North America Segment
Domestic Environmental Solutions business	$53.8	$—
CRS business	(38.8)	45.5
Total North America charges, net	15.0	45.5
International Segment
CRS business	(4.0)	—
Argentina operations	112.4	—
Mexico operations	(4.9)	43.2
Chile operations	5.1	19.0
U.K. businesses	—	(4.7)
Total International charges, net	108.6	57.5
Divestiture losses (gains), net	123.6	103.0
Consulting, professional, and other fees (in SG&A)	9.4	11.7
Total Divestitures (including Divestiture losses (gains), net)	$133.0	$114.7
For additional information regarding Divestiture losses (gains), including significant impacts of foreign currency translation adjustments, net, see Part II, Item 8. Financial Statements and Supplementary Data; Note 4 – Restructuring, Divestitures, and Impairments in the Consolidated Financial Statements.
We continue to evaluate the performance of our entire portfolio of assets and businesses. Divestitures resulting from this evaluation may cause us to record significant charges, including those related to goodwill, other intangible assets, long-lived assets, and cumulative translation adjustments. In addition, divestitures we complete may not yield the targeted improvements in our business. Any charges that we are required to record or the failure to achieve the intended financial results associated with the portfolio rationalization evaluation could have a material adverse effect on our business, financial condition or results of operations (see Part II, Item 8. Financial Statements and Supplementary Data; Note 4 – Restructuring, Divestitures, and Impairments in the Consolidated Financial Statements).
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

See table above of key priorities and other significant matters for litigation, settlement and regulatory compliance charges, primarily consulting and professional fees, contingent liability provisions and settlements, net of insurance recoveries, impacting our business for the years presented, primarily in Other, and how they are classified in the Consolidated Statements of Loss.

2020 10-K Annual Report	Stericycle, Inc. • 42

Table of Contents	PART II
Asset and Goodwill Impairments
Impairment charges comprise the following:

In millions
	Year Ended December 31,
Asset impairments:	2020	2019
Property plant and equipment	$6.8	$5.2
Impairments included in COR	6.8	5.2

Property plant and equipment	0.2	0.5
Customer lists, permits and tradenames	8.5	16.4
Impairments included in SG&A	8.7	16.9

Total Asset impairments	$15.5	$22.1

Goodwill impairments:
Canada reporting unit	$—	$126.6
Domestic Environmental Solutions reporting unit	—	80.8
Latin America reporting unit	—	20.9
Goodwill impairments	$—	$228.3
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
For additional information on asset and goodwill impairments, see Part II, Item 8. Financial Statements and Supplementary Data; Note 4 - Restructuring, Divestitures, and Impairments and Note 7 – Goodwill and Other Intangible Assets in the Consolidated Financial Statements.
Other
See table above of key priorities and other significant matters for other charges, primarily consulting and professional fees related to internal control remediation activities as well as the implementation of new accounting standards, impacting our business, primarily in Other, for the years presented and how they are classified in the Consolidated Statements of Loss.

See table above of key priorities and other significant matters for the impact of foreign exchange re-measurement of net monetary assets held in Argentina as a result of its designation as a highly inflationary economy for the years presented and how they are classified in the Consolidated Statements of Loss. Argentina operations were divested in August 2020.
Capital Allocation
Stericycle aims to maintain a structured capital allocation strategy that balances investment in the business, debt reduction and returns to shareholders. Our current capital allocation strategy includes debt reduction and investments in our business.
For the year ended December 31, 2019, we incurred a pre-tax loss on early extinguishment of debt of $23.1 million, comprising a “make-whole” premium of $20.4 million, due under the terms of certain of the private placement notes and $2.7 million related to unamortized debt issuance costs, associated with repayments of our private placement notes.
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
CARES Act and Tax Reform

2020 10-K Annual Report	Stericycle, Inc. • 43

Table of Contents	PART II
For further discussion, see Part II, Item 8. Financial Statements and Supplementary Data; Note 10 – Income Taxes in the Consolidated Financial Statements.
Results of Operations
Revenues (including Segment Revenue):
Our various regulated services share a common infrastructure and customer base.  We market our regulated and compliance services by offering various pricing options to meet our customers’ preferences and customers move between these different billing paradigms.  For example, our customers may contract with us for regulated waste disposal services that are billed based on the weight of waste collected, processed and disposed during a particular period and in a subsequent period, the same customer could move to our standard service, which packages the same regulated waste services with training and education services for a contracted subscription fee. Another example is a customer that purchases our regulated waste disposal and sharps disposal management services which provides the customer with the same regulated services under a different pricing and billing arrangement.
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
2020 compared to 2019
Year over year movements in Revenues by Service Category and Segment were as follows:

	Year Ended December 31,
	In millions				Components of Change (%)
					Organic
	2020	2019	Change ($)	Change (%)	Growth(1)	SOP Pricing	Divestitures	Foreign Exchange (2)
Revenue by Service
Regulated Waste and Compliance Services	$1,806.6	$2,187.8	$(381.2)	(17.4%)	1.7%	—%	(18.4%)	(0.7%)
Secure Information Destruction Services	745.3	901.9	(156.6)	(17.4%)	(15.8%)	(1.6)%	—%	0.1%
Communication and Related Services	123.6	219.2	(95.6)	(43.6%)	(6.1%)	—%	(37.5%)	—%
Total Revenues	$2,675.5	$3,308.9	$(633.4)	(19.1%)	(3.6%)	(0.4)%	(14.6%)	(0.5%)
North America
Regulated Waste and Compliance Services	$1,427.6	$1,762.8	$(335.2)	(19.0%)	0.6%	—%	(19.5%)	—%
Secure Information Destruction Services	647.3	769.5	(122.2)	(15.9%)	(14.2%)	(1.6)%	—%	(0.1%)
Communication and Related Services	114.3	207.6	(93.3)	(44.9%)	(6.9%)	—%	(38.0%)	—%
Total North America Segment	$2,189.2	$2,739.9	$(550.7)	(20.1%)	(4.2%)	(0.4)%	(15.5%)	—%
International
Regulated Waste and Compliance Services	$379.0	$425.0	$(46.0)	(10.8%)	6.2%	—%	(13.4%)	(3.6%)
Secure Information Destruction Services	98.0	132.4	(34.4)	(26.0%)	(24.9%)	(1.8)%	—%	0.8%
Communication and Related Services	9.3	11.6	(2.3)	(19.8%)	8.6%	—%	(28.4%)	—%
Total International Segment	$486.3	$569.0	$(82.7)	(14.5%)	(1.0%)	(0.4)%	(10.6%)	(2.5%)
(1)Growth is a change in revenues excluding the impact of SOP pricing, divestitures and foreign exchange.
(2)The comparisons at constant currency rates (foreign exchange) reflect comparative local currency balances at prior period’s foreign exchange rates. Stericycle calculated these percentages by taking current period reported Revenues less the respective prior period reported Revenues, divided by the prior period reported Revenues, all at the respective prior period’s foreign exchange rates.  This measure provides information on the change in Revenues assuming that foreign currency exchange rates have not changed between the prior and the current period.  Management believes the use of this measure aids in the understanding of changes in Revenues without the impact of foreign currency.

2020 10-K Annual Report	Stericycle, Inc. • 44

Table of Contents	PART II
For the year ended December 31, 2020 as compared to the prior year, organic SID and CRS revenues were lower, primarily reflecting COVID-19 pandemic-related business disruption. Organic RWCS revenue was slightly favorable in the current year in comparison to the prior year, primarily reflecting organic growth from our quality of revenue initiatives and sustainable value-added services we provide to customers. RWCS saw COVID-19 pandemic-related headwinds in the maritime waste services business, along with the continued trend of patients deferring elective surgeries. However, these negative trends were largely offset by increased COVID-19 waste and mail-back volume along with our new pop-up testing centers and non-health care PPE service.
North America revenues decreased $550.7 million, or 20.1%, for the year ended December 31, 2020 to $2,189.2 million from $2,739.9 million for the year ended December 31, 2019. Divestiture of the Environmental Solutions business in the second quarter 2020 and divestiture of components of the CRS business sold in the fourth quarter of 2019, reduced revenues by $423.4 million, or 15.5%. Organic RWCS revenue was slightly favorable, 0.6%, in the current year in comparison to the prior year, primarily reflecting organic growth from our quality of revenue initiatives and sustainable value-added services we provide to customers. RWCS saw COVID-19 pandemic-related headwinds in the maritime waste services business, along with the continued trend of patients deferring elective surgeries. However, these negative trends were largely offset by increased COVID-19 waste and mail-back volume along with our new pop-up testing centers and non-health care PPE service. SID organic revenue, excluding SOP pricing, decreased $109.4 million or 14.2%, which is reflective of a reduction in service stops. Additionally, there was a decrease in revenue due to the impact of SOP pricing of $12.3 million, or 1.6% as compared to the prior year.
International revenues decreased $82.7 million, or 14.5%, for the year ended December 31, 2020 to $486.3 million from $569.0 million for the year ended December 31, 2019. The decrease in International segment organic revenue, excluding SOP pricing, was $5.5 million, or 1.0%. Additionally, there was a decrease in revenue due to the impact of SOP pricing of $2.4 million, or 1.8% as compared to the prior year. International RWCS organic growth of 6.2% and CRS growth of 8.6% was more than offset by a decline in SID of 24.9%. The majority of International RWCS revenue growth is attributable to supporting our customers through the COVID-19 pandemic while we estimate the underlying business had slight growth being impacted by delayed elective surgeries. The decline in SID was due to closures of non-essential businesses that lasted longer in international locations than in the U.S. Divestiture components of the CRS business sold in the fourth quarter of 2020, divestiture of Argentina operations in the third quarter 2020, and the divestitures of the U.K. businesses, Chile and Mexico operations in fiscal 2019 reduced revenues by $60.3 million, or 10.6%. The effect of foreign exchange rates unfavorably impacted International revenues in 2020 by $14.5 million, or 2.5%, as foreign currencies, notably those in Latin America, declined against the U.S. dollar.

2020 10-K Annual Report	Stericycle, Inc. • 45

Table of Contents	PART II
2019 compared to 2018

	Year Ended December 31,
	In millions				Components of Change (%)
					Organic
	2019	2018	Change ($)	Change (%)	Growth(1)	SOP Pricing	Divestitures, net of acquisitions	Foreign Exchange (2)
Revenue by Service
Regulated Waste and Compliance Services	$2,187.8	$2,261.8	$(74.0)	(3.3%)	0.3%	—%	(0.9%)	(2.7%)
Secure Information Destruction Services	901.9	911.0	(9.1)	(1.0%)	3.6%	(4.6%)	0.9%	(0.9%)
Communication and Related Services	219.2	313.1	(93.9)	(30.0%)	(16.6%)	—%	(13.0%)	(0.4%)
Total Revenues	$3,308.9	$3,485.9	$(177.0)	(5.1%)	(0.4%)	(1.2%)	(1.5%)	(2.0%)
North America
Regulated Waste and Compliance Services	$1,762.8	$1,778.5	$(15.7)	(0.9%)	(0.5%)	—%	(0.2%)	(0.2%)
Secure Information Destruction Services	769.5	778.6	(9.1)	(1.2%)	2.5%	(4.5%)	1.1%	(0.3%)
Communication and Related Services	207.6	286.0	(78.4)	(27.4%)	(18.0%)	—%	(9.2%)	(0.2%)
Total North America Segment	$2,739.9	$2,843.1	$(103.2)	(3.6%)	(1.5%)	(1.2%)	(0.8%)	(0.1%)
International
Regulated Waste and Compliance Services	$425.0	$483.3	$(58.3)	(12.1%)	3.3%	—%	(3.7%)	(11.7%)
Secure Information Destruction Services	132.4	132.4	—	—%	10.1%	(5.1%)	—%	(5.0%)
Communication and Related Services	11.6	27.1	(15.5)	(57.2%)	(1.6%)	—%	(53.2%)	(2.4%)
Total International Segment	$569.0	$642.8	$(73.8)	(11.5%)	4.5%	(1.0%)	(5.0%)	(10.0%)
(1)Growth is a change in revenues excluding the impact of SOP pricing, divestitures and foreign exchange.
(2)The comparisons at constant currency rates (foreign exchange) reflect comparative local currency balances at prior period’s foreign exchange rates. Stericycle calculated these percentages by taking current period reported Revenues less the respective prior period reported Revenues, divided by the prior period reported Revenues, all at the respective prior period’s foreign exchange rates.  This measure provides information on the change in Revenues assuming that foreign currency exchange rates have not changed between the prior and the current period.  Management believes the use of this measure aids in the understanding of changes in Revenues without the impact of foreign currency.
Gross Profit

In millions
	Year Ended December 31,				Change 2020 versus 2019
	2020		2019
	$	% of Revenue	$	% of Revenue	$	%
Gross profit	1,053.1	39.4%	1,174.5	35.5%	(121.4)	(10.3%)
The decrease in Gross profit for the year ended December 31, 2020, as compared to 2019, was primarily due to the divestiture of the Environmental Solutions, Argentina, and Expert Solutions businesses in 2020 and divestitures that occurred during 2019, partially offset by quality of revenue initiatives. In addition, gross profit was lower associated with the COVID-19 pandemic resulting in decreased revenue discussed above specific to SID and CRS. These were partially offset by reductions in variable and discretionary costs, driven by operational efficiency improvements including in transportation and productivity gains. Gross profit as a percentage of revenues has improved as divested businesses historically produced lower margins as compared to core businesses and operational efficiencies noted above. In addition, we continue to see lower charges associated with our key priorities and other significant matters discussed above.
International Gross profit as a percentage of revenues is lower than domestic Gross profit as a percentage of Revenues because our international operations have fewer small account customers, which tend to generate higher Gross profit percentages. Our international operations generate most of their revenues from large account

2020 10-K Annual Report	Stericycle, Inc. • 46

Table of Contents	PART II
customers, such as hospitals, publicly funded healthcare organizations and government bodies. If our international revenues increase, consolidated Gross profit percentages may experience downward pressure due to this "business mix" shift, which may be offset by additional international small account market penetration, operational optimization and domestic business expansion.
SG&A

In millions
	Year Ended December 31,				Change 2020 versus 2019
	2020		2019
	$	% of Revenue	$	% of Revenue	$	%
SG&A	897.6	33.5%	1,055.1	31.9%	(157.5)	(14.9%)
The decrease in SG&A for the year ended December 31, 2020, as compared to 2019, was primarily due to disciplined spending on operations and the 2020 divestitures of the Environmental Solutions business, Argentina operations, and components of the CRS business and other divestitures in 2019. Additionally, the Company had lower employee costs due to the impact of furloughed team members, lower commissions and reduced consulting and professional fees related to divestitures, compliance and material weakness remediation costs. The decreases referenced above were partially offset by higher incentive compensation. Further, there was a decrease in intangible asset amortization as assets became fully amortized. As a percentage of revenue, SG&A increased for the year ended December 31, 2020 primarily due to higher incentive and stock based compensation.
Divestitures losses (gains), net

In millions
	Year Ended December 31,				Change 2020 versus 2019
	2020		2019
	$	% of Revenue	$	% of Revenue	$	%
Divestitures loss (gains), net	123.6	4.6%	103.0	3.1%	20.6	20.0%
For additional information regarding Divestiture losses (gains), net, including significant impacts of foreign currency translation adjustments, see Part II, Item 8. Financial Statements and Supplementary Data; Note 4 – Restructuring, Divestitures, and Impairments in the Consolidated Financial Statements.
Goodwill Impairment

In millions
	Year Ended December 31,				Change 2020 versus 2019
	2020		2019
	$	% of Revenue	$	% of Revenue	$	%
Goodwill impairment	—	—%	228.3	6.9%	(228.3)	(100.0%)
The Company performed its annual goodwill assessment as of October 1, 2020 and determined no reporting units' carrying values were in excess of their estimated fair value.
During 2019, as a result of our annual goodwill impairment and other periodic assessments, we recognized non-cash goodwill impairment charges for our Canada, Environmental Solutions, and Latin America reporting units of $126.6 million, $80.8 million, and $20.9 million, respectively.
Segment Profitability
Beginning in the first quarter of 2020, we have changed our measure of segment profitability to Adjusted Income from Operations – see Part II, Item 8. Financial Statements and Supplementary Data; Note 18 – Segment Reporting in the Consolidated Financial Statements for an explanation of this measure. Segment profitability and a reconciliation of the total for segment profitability to income (loss) from operations was as follows:

2020 10-K Annual Report	Stericycle, Inc. • 47

Table of Contents	PART II

In millions
	Year Ended December 31,						Change 2020 versus 2019		Change 2019 versus 2018
	2020		2019		2018
	$	% of Segment Revenues	$	% of Segment Revenues	$	% of Segment Revenues	$	%	$	%
Adjusted Income from Operations
North America	606.0	27.7%	595.0	21.7%	754.4	26.5%	11.0	1.8%	(159.4)	(21.1%)
International	46.5	9.6%	70.7	12.4%	64.7	10.1%	(24.2)	(34.2%)	6.0	9.3%
Other	(263.9)	nm	(213.7)	nm	(200.1)	nm	(50.2)	23.5%	(13.6)	6.8%
Total	388.6	14.5%	452.0	13.7%	619.0	17.8%	(63.4)	(14.0%)	(167.0)	(27.0%)

Reconciliation to Income (loss) from operations:
Adjusted Income from Operations	388.6		452.0		619.0
Adjusting Items Total(1)	(356.7)		(663.9)		(780.1)
Income (loss) from Operations	31.9		(211.9)		(161.1)
nm - percentage change not meaningful
(1) See Part II, Item 8. Financial Statements and Supplementary Data; Note 18 - Segment Reporting
2020 compared to 2019
Adjusted Income from Operations for our North America segment increased $11.0 million, or 1.8%, for the year ended December 31, 2020 to $606.0 million from $595.0 million for the year ended December 31, 2019. As a percentage of North America revenues, Adjusted Income from Operations was 27.7% and 21.7%, for the years ended December 31, 2020 and 2019, respectively. Adjusted Income from Operations improved due to reductions in variable and discretionary costs, driven by operational efficiency improvements including compensation, transportation and disciplined spending in operations. The increase was partially offset by 2020 divestitures of the Environmental Solutions business, Argentina operations, and components of the CRS business and divestitures that occurred during 2019. Operating margin improved as certain divested businesses historically produced lower margins as compared to core businesses and operational efficiencies noted above.
Adjusted Income from Operations for our International segment decreased $24.2 million, or 34.2%, for the year ended December 31, 2020 to $46.5 million from $70.7 million for the year ended December 31, 2019. The decline was primarily a reduction in income from operations due to the COVID-19 pandemic and the related revenue decreases discussed above. As a percentage of International revenues, Adjusted Income from Operations was 9.6% and 12.4% for the years ended December 31, 2020 and 2019, respectively.
Adjusted Loss from Operations for Other increased in the year ended December 31, 2020 compared to the prior year as a result of higher incentive and stock-based compensation, information technology and corporate insurance, partially offset by lower worker’s compensation expense.
Interest Expense, Net

In millions
	Year Ended December 31,				Change 2020 versus 2019
	2020		2019
	$	% of Revenue	$	% of Revenue	$	%
Interest expense, net	81.9	3.1%	118.3	3.6%	(36.4)	(30.8%)
The decrease in the year ended December 31, 2020 as compared to 2019 is a result of a lower weighted-average debt balance as well as lower interest rates. For further information see Part II, Item 8. Financial Statements and Supplementary Data; Note 9 – Debt.
Loss on Early Extinguishment of Debt
During 2019, we incurred a pre-tax loss on early extinguishment of debt of $23.1 million, relating to the repayment of our private placement notes, discussed in Capital Allocation above. We did not have any pre-tax loss on early

2020 10-K Annual Report	Stericycle, Inc. • 48

Table of Contents	PART II
extinguishment of debt in 2020. For further information see Part II, Item 8. Financial Statements and Supplementary Data; Note 9 – Debt.
Other Expense, Net

In millions
	Year Ended December 31,				Change 2020 versus 2019
	2020		2019
	$	% of Revenue	$	% of Revenue	$	%
Other expense, net	6.0	0.2%	9.5	0.3%	(3.5)	(36.8%)
Other expense, net is primarily comprised of foreign exchange losses including the re-measurement of net monetary assets held in Argentina, prior to divestiture in August 2020, as a result of its designation as a highly inflationary economy.
Income Tax Benefit

In millions
	Year Ended December 31,				Change 2020 versus 2019
	2020		2019
	$	Effective rate	$	Effective rate	$	%
Income tax benefit	0.1	0.2%	16.8	4.6%	(16.7)	(99.4%)
Income tax benefit was $0.1 million in 2020 compared to income tax benefit of $16.8 million in 2019. The effective tax rates for the years 2020 and 2019 were 0.2% and 4.6%, respectively. In 2020, our effective tax rate was negatively impacted by valuation allowances and divestitures which was partially offset by benefits from the CARES Act. In 2019, our effective tax rate was impacted by the non-deductibility of a portion of the goodwill impairments in certain jurisdictions, and valuation allowances recognized against net operating losses in several countries.
For further information, see Part II, Item 8. Financial Statements and Supplementary Data; Note 10 – Income Taxes in the Consolidated Financial Statements.

Liquidity and Capital Resources
Details of our outstanding debt obligations can be found in Part II, Item 8. Financial Statements and Supplementary Data; Note 9 – Debt in the Consolidated Financial Statements.
The Company believes that it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its shareholders. Operating cash flows and the Company’s $1.20 billion Senior Credit Facility are the Company’s primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s long-term debt obligations, capital expenditures necessary to support growth and productivity improvements, including those associated with shareholder distributions approved by the Board of Directors. To the extent the Company needs to add additional funding options to meet additional liquidity requirements or diversify its funding portfolio, the Company could seek additional financing from alternative sources, including approaching the capital markets.
The Company generated positive impacts to cash flow from operations in 2020 as a result of the CARES Act. The Company received $110.0 million, which was comprised of $48.0 million in July 2020 and $62.0 million in December 2020, of cash tax refunds for 2018 and 2019 U.S. net operating loss carryback claim, respectively. A remaining carryback claims associated with the finalization of the 2019 U.S. federal income tax return is currently filed with the IRS, and the anticipated refund is less than $1.0 million. Additionally, starting in the second quarter of 2020 and continued through the year ended December 31, 2020, the Company deferred payments associated with employer related payroll taxes of approximately $23.3 million under the CARES Act with expected payments in late 2021 and 2022.
Similar tax provisions and other stimulus measures have been granted either before or after December 31, 2020 by certain foreign and U.S. state jurisdictions which the Company continues to evaluate and apply, if applicable. The Company has benefited in the year ended December 31, 2020 from non-U.S. indirect tax payment deferrals of approximately $10.0 million, which will be due in 2021.

2020 10-K Annual Report	Stericycle, Inc. • 49

Table of Contents	PART II
The Credit Agreement and Fifth Amendment contain a number of covenants, including financial covenants. As of December 31, 2020, the Company was in compliance with the Credit Agreement Debt Leverage Ratio covenant, with an actual ratio of 3.54 to 1.00, which was below the allowed maximum ratio of 4.75 to 1.00 as contained in the Fifth Amendment. On April 6, 2020, the Company completed the divestiture of its Environmental Solutions business. Therefore, effective April 6, 2020, the Consolidated Leverage Ratio decreased by 0.25 to 4.75 to 1.00 for fiscal quarters ending on or before December 31, 2021 and 4.25 to 1.00 for fiscal quarters ending on or after March 31, 2022.
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
A failure to comply with these covenant provisions could result in an event of default. Upon an event of default, unless waived, the lenders could elect to terminate their commitments, cease making further loans and/or cause their loans to become due and payable in full, foreclose against the assets securing the debt under our Credit Agreement and force us and our subsidiaries into bankruptcy or liquidation.
Working Capital
At December 31, 2020, our working capital decreased $94.3 million to a deficit of $144.6 million compared to a deficit of $50.3 million at December 31, 2019. This change is primarily driven by the divestiture of the Environmental Solutions business in 2020.

Current assets decreased $154.1 million in 2020 to $552.5 million from $706.6 million in 2019 primarily driven by the divestitures of the Environmental Solutions and Expert Solutions businesses. DSO was 52 days and 60 days as of December 31, 2020 and 2019, respectively. When excluding the divestiture revenues from the trailing 12-month DSO calculation, DSO was relatively consistent at 56 and 55 days in 2020 and 2019, respectively.

Current liabilities decreased $59.8 million in 2020 to $697.1 million from $756.9 million in 2019, primarily driven by the divestiture of the Environmental Solutions business in 2020.

In millions
	Year Ended December 31,
	2020	2019
Net cash from operating activities	$530.2	$248.0
Net cash from investing activities	381.4	(104.0)
Net cash from financing activities	(892.5)	(141.6)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(2.0)
Net change in cash and cash equivalents	$18.6	$0.4
Operating Cash Flows: Net cash from operating activities increased $282.2 million in the year ended 2020 to $530.2 million from $248.0 million in 2019. The current period primarily reflects (i) U.S. CARES Act net operating loss carryback refund received in the third and fourth quarters of 2020 for a total of $110.0 million , (ii) lower payments for legal and professional fees, annual incentive compensation and prepaid software of $55.6 million compared to 2019, (iii) government relief tax-related payment deferrals of $30.2 million in 2020, roughly split two-thirds U.S. and one-third non-U.S., (iv) lower interest payments of $26.0 million in 2020, (v) advances received on executed service agreements of $19.2 million related to the Environmental Solutions divestiture in the second quarter of 2020 and (vi) lower operating expenditures for ERP and other related matters of approximately $20.0 million compared to 2019.
Investing Cash Flows: Net cash from investing activities increased $485.4 million in 2020 to net cash provided of $381.4 million from net cash used of $104.0 million in 2019. Our capital expenditures decreased by $74.7 million to $119.5 million from $194.2 million in 2019, primarily driven by the timing of 2019 investments in the ERP and 2020 disciplined capital management. In 2020, we received $498.9 million in net proceeds from the divestiture of Expert Solutions, operations in Argentina and Environmental Solutions businesses compared to $86.6 million net divestiture proceeds in 2019.

2020 10-K Annual Report	Stericycle, Inc. • 50

Table of Contents	PART II
Financing Cash Flows: Net cash from financing activities increased $750.9 million for the year ended 2020 to $892.5 million from $141.6 million in 2019. The change related to our net repayments on our Senior Credit Facility and term loan for $1,337.4 million principally due to the proceeds received from the new debt issuance of Senior Notes, divestiture of the Environmental Solutions and Expert Solutions businesses and higher net cash from operating activities generated in 2020. Additionally, the Company made payments of other long-term debt and foreign debt of $40.0 million in 2020. The decrease was partially offset by proceeds of $500.0 million associated with debt issuance of the Senior Notes in 2020. During 2019, net borrowings of $114.8 million included repayment of private placement notes and $600.0 million new debt issuance of Senior Notes and additional borrowings on the Senior Credit Facility and term loan. As a result of the 2019 repayment of private placement notes, the Company paid $20.4 million for a make whole premium.
Contractual Obligations
The following table summarizes our significant contractual obligations and cash commitments at December 31, 2020:

Payments due by period (in millions)
	Total	2021	2022-2023	2024-2025	2026 and After
Long term debt (1)	$1,770.4	$87.3	$576.5	$606.1	$500.5
Finance lease liabilities	40.0	3.7	7.7	5.3	23.3
Operating lease liabilities	435.9	86.2	151.5	97.6	100.6
Estimated purchase obligations	114.4	60.5	51.9	2.0	—
Total contractual obligations and cash commitments	$2,360.7	$237.7	$787.6	$711.0	$624.4
(1)These amounts represent the scheduled principal payments related to our long-term debt, excluding interest (see Part II, Item 8. Financial Statements and Supplementary Data; Note 9 – Debt in the Consolidated Financial Statements).

The Company establishes asset retirement obligations for the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease. Asset retirement obligations are not presented above but the timing of such payments is not fixed and determinable (see Part II, Item 8. Financial Statements and Supplementary Data; Note 12 – Commitments and Contingencies in the Consolidated Financial Statements).
Payments for unrecognized tax benefits are excluded from contractual obligations.  Based on the uncertain nature of our liability for unrecognized tax benefits, we are unable to make an estimate of the period of potential settlement, if any, with the applicable taxing authorities.
As of December 31, 2020, we had $79.5 million of stand-by letters of credit outstanding against our senior credit facility, $37.9 million of surety bonds and $21.2 million of bank guarantees. The bank guarantees are issued mostly by our international subsidiaries for various purposes, including leases, seller notes, contracts and permits. The surety bonds are used for performance guarantees. Neither the bank guarantees nor the surety bonds affect our ability to use our various lines of credit.
We anticipate that our operating cash flows, together with additional borrowings available under our Senior Credit Facility, as amended on February 25, 2020, will be sufficient to meet our anticipated future operating expenses, key priorities such as our new ERP implementation, capital expenditures and debt service obligations as they become due during the next 12 months and the foreseeable future.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities.  Although management believes that its estimates and assumptions are reasonable, they are based upon information available when they are made and therefore, actual results may differ from these estimates under different assumptions or conditions.  Our most critical accounting policies are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and those policies that have a material impact on the financial condition or operating performance of the Company.  Part II, Item 8. Financial Statements and Supplementary Data; Note 1 – Basis of Presentation and

2020 10-K Annual Report	Stericycle, Inc. • 51

Table of Contents	PART II
Summary of Significant Accounting Polices in the Consolidated Financial Statements provides a detailed description of all of our material accounting policies; however, we have identified the following as our most critical accounting policies and estimates.
Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services.  The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these good or services.  Revenue is recognized net of revenue-based taxes assessed by governmental authorities.

The Company provides RWCS, which provide collection and processing of regulated and specialized waste, including medical, pharmaceutical and hazardous waste, for disposal and compliance programs; SID Services, which provide for the collection of personal and confidential information for secure destruction and recycling of shredded paper; and CRS which includes communication services such as appointment reminders, secure messaging, event registration and other communications for hospitals and IDN’s. The associated activities for each of these are a series of distinct services that are substantially the same and have the same pattern of transfer over time; therefore, the respective services are treated as a single performance obligation.

We recognize revenue by applying the right to invoice practical expedient as our right to consideration corresponds directly to the value provided to the customer for performance to date. Revenues for our regulated waste and secure information destruction services are recognized upon waste collection. Our compliance services are recognized over the contractual service period. Revenues from communication services are recorded as the services are performed.
Allowance for Doubtful Accounts
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
Accounts receivable written off in subsequent periods can differ from the allowance for doubtful accounts provided, but historically our provision has been adequate.  Allowance for doubtful accounts was $56.2 million and $67.9 million as of December 31, 2020 and 2019, respectively.
Impairment of Long-Lived Assets
Property, Plant and Equipment and Intangible Assets (definite-lives), Net: Long-lived assets, such as property, plant and equipment and amortizing intangible assets are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of assets with definite-lives is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or appropriate grouping of assets, to its carrying value.  If impairment is identified, a loss is recognized equal to the excess of the asset's net book value over its fair value and the cost basis is adjusted.
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

2020 10-K Annual Report	Stericycle, Inc. • 52

Table of Contents	PART II
Intangible Assets (indefinite-lived): Indefinite-lived intangibles consist primarily of permits and tradenames. Indefinite-lived intangibles are assessed for impairment annually, as of October 1, or more frequently if an event occurs or circumstances change and are not subject to amortization but are assessed for impairment in the same manner as goodwill.  Indefinite lived intangibles may be assessed using either a qualitative or quantitative approach.  The qualitative approach first determines if it is more-likely-than-not that the fair value of the asset is less than the carrying value.  If no such determination is made, then the impairment test is complete.  If, however, it is determined that there is a likely impairment, a quantitative assessment is performed.  In the fourth quarter of 2020, we performed our annual impairment test on indefinite-lived intangibles, other than goodwill, using the qualitative approach for certain assets and the quantitative approach for the remaining assets.  The calculated fair value of our indefinite-lived intangibles is based upon, among other things, certain assumptions about expected future operating performance, internal and external processing costs and an appropriate discount rate determined by management.
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
We used a quantitative approach to assess goodwill for impairment.  The fair value of each reporting unit is calculated using the income approach (including DCF) and validated using a market approach with the involvement of a third-party valuation specialist.  Our reporting units are: Domestic RWCS, Domestic SID, Domestic CRS, Canada, Europe, Asia Pacific and Latin America. The income approach uses expected future cash flows of each reporting unit and discounts those cash flows to present value.  Expected future cash flows are calculated using management assumptions of growth rates, including long-term growth rates, capital expenditures and cost efficiencies.  Future acquisitions or divestitures are not included in the expected future cash flows. We use a discount rate based on a calculated weighted average cost of capital which is adjusted for each of our reporting units based on size, country and company specific risk premiums.  The market approach compares the valuation multiples of similar companies to that of the associated reporting unit.  In addition, we analyze differences between the sum of the fair value of the reporting units and our total market capitalization for reasonableness, taking into account certain factors including control premiums.
The fair value is then compared to its carrying value including goodwill.  If the fair value is in excess of its carrying value, the related goodwill is not impaired.  If the fair value is less than its carrying value, we recognize an impairment charge in the amount that the carrying value exceeds the fair value but not to exceed the carrying value of any goodwill.
We performed our annual goodwill assessment as of October 1, 2020. As a result of this assessment, no goodwill impairment charges were recognized in 2020. For additional information, see Part II, Item 8. Financial Statements and Supplementary Data; Note 7 – Goodwill and Other Intangible Assets in the Consolidated Financial Statements.
A measure of sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit's fair value exceeds their respective carrying value. As of the October 1, 2020 assessment, the estimated fair value of each reporting unit exceeded its carrying value by at least 20%. We performed sensitivity analysis on our estimated fair values, noting that a 50 basis point increase in the discount rate or a 50 basis point reduction in the long-term growth rate would not result in impairments for any of our reporting units.
Intangible Assets Lives
We have determined that certain of our operating permits and certain tradenames have indefinite lives due to our ability to renew them with minimal additional cost and therefore they are not amortized.
Our finite-lived intangible assets are amortized over their useful lives using the straight-line method.  Our customer relationships have useful lives from 10 to 25 years based upon the type of customer.  We have non-compete covenant intangibles with useful lives of 5 years.  We also have tradename intangibles with useful lives from 15 to 40 years.
We evaluate the useful life of our intangible assets annually to determine whether events and circumstances warrant a revision to their remaining useful life and changes are reflected prospectively as the intangible asset is

2020 10-K Annual Report	Stericycle, Inc. • 53

Table of Contents	PART II
amortized over the revised remaining useful life.  In the fourth quarter of 2020, we performed the annual assessment of the useful life of our finite-lived intangibles and made no changes to useful lives.
Assets and Liabilities Held-for-Sale
We classify Long-lived assets or disposal groups as held-for-sale when management having the appropriate authority, generally our Board of Directors or certain of our Executive Officers, commits to a plan of sale, the disposal group is ready for immediate sale, an active program to locate a buyer has been initiated and the sale is probable and expected to be completed within one year.  Once classified as held-for-sale disposal groups are valued at the lower of their carrying amount or fair value less estimated selling costs. Where the disposal group constitutes substantially all, generally more than 90% of the assets and liabilities of our operations in a foreign country, the balance in the cumulative currency translation adjustment associated with that country is included in the carrying value of the disposal group. If the carrying value, including any amount associated with the cumulative currency translation, adjustment exceeds the fair value less estimated selling costs a held-for-sale impairment charge is recorded to reduce the carrying value.
The estimate for fair value is reviewed at the end of every reporting period that the disposal group is classified as held-for-sale and the carrying value adjusted whenever the estimated fair value less costs to sell is less than the carrying value.
Contingencies and Litigation
We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. We determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable, and whether it can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess the potential liabilities. Management’s assessment is developed based on an analysis of possible outcomes under various strategies. We record and disclose loss contingencies pursuant to the applicable accounting guidance for such matters (For additional information, see Part II, Item 8. Financial Statements and Supplementary Data; Note 20 – Legal Proceedings in the Consolidated Financial Statements).
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
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.  At December 31, 2020, our estimated gross unrecognized tax benefits were $24.3 million, of which $23.2 million, if recognized, would favorably impact our future earnings.  Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates.

2020 10-K Annual Report	Stericycle, Inc. • 54

Table of Contents	PART II
The Tax Act established GILTI provisions that impose a tax on foreign income in excess of a deemed return on intangible assets of foreign corporations. We recognize the taxes on GILTI as a period expense rather than to recognize deferred taxes for basis differences that are expected to affect the amount of GILTI inclusion upon reversal.
For further information see Part II, Item 8. Financial Statements and Supplementary Data; Note 10 – Income Taxes in the Consolidated Financial Statements.
Insured and Self-Insured Claims
The Company’s insurance for workers’ compensation, auto/fleet, general liability, property and employee-related health care benefits is obtained using high deductible insurance policies, if any, meaning that the Company has retained a significant portion of the risks related to the claims associated with these programs.  The estimated exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on a calculation performed by a third-party actuarial specialist using the Company’s historical claims experience.  The accruals for these liabilities could be revised if future occurrences or loss developments significantly differ from the assumptions used.  Estimated recoveries associated with insured claims are recognized as assets when the receipt of such amounts is probable.
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
We use the Black-Scholes valuation model and the Monte Carlo simulation model to determine the fair value of stock options and PSU’s, respectively, once the related performance criteria have been established. The fair value models include various assumptions, including the expected volatility and expected life of the awards. Given the considerable judgment involved in these assumptions and complex modeling, we typically obtain assistance from third-party valuation specialists. The fair value of RSU's is determined based on closing price of our common stock on the date of grant. If an equity award is modified after the grant date, we assess the impact of the modification and where necessary record compensation cost calculated as any incremental fair value of the modified award over the fair value of the original award immediately before the modification.
For further detail, see Part II, Item 8. Financial Statements and Supplementary Data; Note 14 – Stock Based Compensation in the Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices, including SOP and diesel fuel and foreign currency rates. We do not specifically hedge our exposure to these risks.

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

We have exposure to foreign currency fluctuations.  We have subsidiaries in 17 foreign countries whose revenues and expenses are denominated in local currency and who use local currency denominated lines of credit for their funding needs.  We translate results of operations of our international operations using an average exchange rate.  We have quantified and described the impact of foreign currency translation on our revenues.  We estimate, that based upon the amounts reported by individual countries during the year ended December 31, 2020 and prevailing exchange rates at that date, a 1% devaluation of all the functional currencies of each of our foreign businesses would result in an approximate $1.9 million increase to the Net loss attributable to Stericycle, Inc. reported in our Consolidated Statements of Loss.

2020 10-K Annual Report	Stericycle, Inc. • 55

Table of Contents	PART II
We have cumulative currency translation adjustment losses as of December 31, 2020 of approximately $187.4 million which are subject to continued fluctuations due to changes in foreign currency rates. In addition, to the extent that we sell substantially all of the operations within one country, similar to the transactions undertaken in Argentina during 2020 and Mexico and Chile during 2019, we would be required to recognize, in the Statements of Loss, the accumulated currency translation losses or gains associated with that country.

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
Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Stericycle, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stericycle, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of loss, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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
We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the account or disclosure to which it relates.

2020 10-K Annual Report	Stericycle, Inc. • 56

Table of Contents	PART II

Valuation of Goodwill

Description of the Matter
At December 31, 2020, the Company’s goodwill was $2,819.3 million. As disclosed in Note 7 to the consolidated financial statements, goodwill is tested for impairment at the reporting unit level annually as of October 1, or more frequently, if a triggering event occurs. The Company determined no reporting unit’s carrying value was in excess of its respective fair value.
Auditing management’s goodwill impairment assessment was complex and highly judgmental due to the significant estimation required in determining the fair value of the Company’s reporting units. In particular, the fair value estimates were sensitive to significant assumptions, such as discount rates, projections of revenue, cost of revenue and operating expense growth rates, and long-term growth rates which are affected by expectations about future market or economic conditions, particularly those in markets with challenging economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment review process. For example, we tested controls over management's review of the significant assumptions discussed above used to develop the fair value estimates. We also tested management's controls over the completeness and accuracy of the underlying data used in the valuation.
To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We involved our valuation specialists to review the Company’s model, methods, and the more sensitive assumptions utilized such as the discount rate and long-term growth assumptions. We compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model, customer base and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. We reconciled the fair value of the reporting units to their carrying values, testing the Company’s determination of the assets and liabilities used within the reporting units that are the basis for the carrying values. In addition, we tested management’s reconciliation of the fair value of all the reporting units to the market capitalization of the Company and assessed the adequacy of the Company’s goodwill valuation disclosures.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1991.
Chicago, Illinois
February 25, 2021

2020 10-K Annual Report	Stericycle, Inc. • 57

Table of Contents	PART II
STERICYCLE, INC.
CONSOLIDATED STATEMENTS OF LOSS

In millions, except per share data
	Year Ended December 31,
	2020	2019	2018
Revenues	$2,675.5	$3,308.9	$3,485.9
Cost of revenues	1,622.4	2,134.4	2,109.9
Gross profit	1,053.1	1,174.5	1,376.0
Selling, general and administrative expenses	897.6	1,055.1	1,165.6
Goodwill impairment	—	228.3	358.7
Divestiture losses (gains), net	123.6	103.0	12.8
Income (loss) from operations	31.9	(211.9)	(161.1)
Interest expense, net	(81.9)	(118.3)	(106.0)
Loss on early extinguishment of debt	—	(23.1)	—
Other expense, net	(6.0)	(9.5)	(8.3)
Loss before income taxes	(56.0)	(362.8)	(275.4)
Income tax benefit	0.1	16.8	29.8
Net loss	(55.9)	(346.0)	(245.6)
Net (income) loss attributable to noncontrolling interests	(1.4)	(0.8)	0.9
Net loss attributable to Stericycle, Inc.	(57.3)	(346.8)	(244.7)
Mandatory convertible preferred stock dividend	—	—	(25.5)
Gain on repurchase of preferred stock	—	—	16.9
Net loss attributable to Stericycle, Inc. common shareholders	$(57.3)	$(346.8)	$(253.3)
Loss per common share attributable to Stericycle, Inc. common shareholders:
Basic	$(0.63)	$(3.81)	$(2.91)
Diluted	$(0.63)	$(3.81)	$(2.91)
Weighted average number of common shares Outstanding:
Basic	91.5	91.0	87.1
Diluted	91.5	91.0	87.1
See accompanying Notes to Consolidated Financial Statements.

2020 10-K Annual Report	Stericycle, Inc. • 58

Table of Contents	PART II
STERICYCLE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE
INCOME (LOSS)

In millions
	Year Ended December 31,
	2020	2019	2018
Net loss	$(55.9)	$(346.0)	$(245.6)

Other comprehensive income (loss):
Currency translation adjustments	44.0	8.8	(80.3)
Cumulative currency translation loss realized through disposition of Argentina operations	87.2	—	—
Cumulative currency translation loss realized through disposition of Mexico operations	—	18.9	—
Cumulative currency translation loss realized through disposition of Chile operations	—	16.8	—
Amortization of cash flow hedge into income, net of tax expense ($0.2 and $0.4 for the years ended December 31, 2019 and 2018, respectively)	—	0.4	1.0
Change in fair value of cash flow hedge, net of tax expense ($0.1 for the year ended December 31, 2019)	—	0.3	—
Accelerated amortization of interest rate lock premiums, net of tax expense ($1.1 for the year ended December 31, 2019)	—	2.3	—
Total other comprehensive income (loss)	131.2	47.5	(79.3)

Comprehensive income (loss)	75.3	(298.5)	(324.9)
Less: comprehensive income (loss) attributable to noncontrolling interests	1.9	1.1	(1.9)
Comprehensive income (loss) attributable to Stericycle, Inc. common shareholders	$73.4	$(299.6)	$(323.0)
See accompanying Notes to Consolidated Financial Statements.

2020 10-K Annual Report	Stericycle, Inc. • 59

STERICYCLE, INC.
CONSOLIDATED BALANCE SHEETS

In millions, except per share data
	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$53.3	$34.7
Accounts receivable, less allowance for doubtful accounts of $56.2 in 2020 and $67.9 in 2019	380.7	544.3
Prepaid expenses	63.0	60.7
Other current assets	55.5	66.9
Total Current Assets	552.5	706.6
Property, plant and equipment, less accumulated depreciation of $629.7 in 2020 and $667.8 in 2019	701.3	798.5
Operating lease right-of-use assets	365.0	435.0
Goodwill	2,819.3	2,982.2
Intangible assets, less accumulated amortization of $641.6 in 2020 and $584.9 in 2019	1,087.4	1,422.4
Other assets	56.4	92.3
Total Assets	$5,581.9	$6,437.0
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$91.0	$103.1
Bank overdraft	—	1.9
Accounts payable	181.2	220.1
Accrued liabilities	289.4	296.6
Operating lease liabilities	86.2	94.8
Other current liabilities	49.3	40.4
Total Current Liabilities	697.1	756.9
Long-term debt, net	1,689.1	2,559.3
Long-term operating lease liabilities	299.0	356.1
Deferred income taxes	380.4	295.1
Long-term tax payable	22.7	70.7
Other liabilities	59.2	64.2
Total Liabilities	3,147.5	4,102.3

Commitments and contingencies

Equity:
Preferred stock (par value $0.01 per share, 1.0 shares authorized), mandatory convertible preferred stock, Series A, none issued and outstanding in 2020 and 2019	—	—
Common stock (par value $0.01 per share, 120.0 shares authorized, 91.6 and 91.2 issued and outstanding in 2020 and 2019, respectively)	0.9	0.9
Additional paid-in capital	1,234.0	1,205.7
Retained earnings	1,382.6	1,442.4
Accumulated other comprehensive loss	(187.4)	(318.1)
Total Stericycle, Inc.’s Equity	2,430.1	2,330.9
Noncontrolling interests	4.3	3.8
Total Equity	2,434.4	2,334.7
Total Liabilities and Equity	$5,581.9	$6,437.0
See accompanying Notes to Consolidated Financial Statements.

2020 10-K Annual Report	Stericycle, Inc. • 60

Table of Contents	PART II
STERICYCLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions
	Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES:
Net loss	$(55.9)	$(346.0)	$(245.6)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	108.6	127.6	125.6
Intangible amortization	124.9	145.2	130.3
Loss on early extinguishment of debt and related charges	—	26.5	—
Stock-based compensation expense	25.5	17.1	24.1
Deferred income taxes	32.6	(33.9)	(34.1)
Goodwill impairment	—	228.3	358.7
Divestiture losses, net of gains	123.6	103.0	12.8
Asset impairments, gain/loss on disposal of property plant and equipment and other charges	18.3	28.1	47.4
Other, net	5.1	2.5	3.8
Changes in operating assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	27.4	24.5	3.6
Prepaid expenses	68.9	(18.4)	(15.6)
Accounts payable	(5.5)	(4.6)	9.3
Accrued liabilities	8.2	(33.4)	(238.5)
Other assets and liabilities	48.5	(18.5)	(16.1)
Net cash from operating activities	530.2	248.0	165.7
INVESTING ACTIVITIES:
Capital expenditures	(119.5)	(194.2)	(130.8)
Payments for acquisitions, net of cash acquired	—	(0.2)	(44.7)
Proceeds from divestitures of businesses	498.9	86.6	25.2
Other, net	2.0	3.8	2.8
Net cash from investing activities	381.4	(104.0)	(147.5)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(31.1)	(50.4)	(64.5)
Proceeds from foreign bank debt	1.8	12.1	12.1
Repayment of foreign bank debt	(10.7)	(47.8)	(17.8)
Proceeds from term loan	—	365.0	—
Repayment of term loan	(749.7)	(95.3)	(47.5)
Repayment of private placement of long-term note	—	(1,075.0)	—
Proceeds from senior debt	500.0	600.0	—
Proceeds from senior credit facility	1,210.6	1,752.2	1,657.2
Repayment of senior credit facility	(1,798.3)	(1,575.6)	(1,541.0)
Repayment of bank overdrafts, net	(1.7)	(12.5)	8.7
Payments of capital lease obligations	(4.3)	(4.3)	(8.2)
Payments of debt issuance costs	(7.3)	(8.8)	(1.7)
Proceeds from issuance of common stock, net of (payments of) taxes from withheld shares	(0.4)	19.9	20.1
Payments on early debt extinguishment	—	(20.4)	—
Payments for repurchase of mandatory convertible preferred stock	—	—	(17.2)
Dividends paid on mandatory convertible preferred stock	—	—	(25.5)
Payments to noncontrolling interests	(1.4)	(0.7)	(0.4)
Net cash from financing activities	(892.5)	(141.6)	(25.7)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(2.0)	(0.4)
Net change in cash and cash equivalents	18.6	0.4	(7.9)
Cash and cash equivalents at beginning of year	34.7	34.3	42.2
Cash and cash equivalents at end of year	$53.3	$34.7	$34.3

SUPPLEMENTAL CASH FLOW INFORMATION:
Net issuances of obligations for acquisitions	$—	$0.3	$30.1
Capital expenditures in accounts payable	$11.7	$33.8	$30.8
Interest paid during the year, net of capitalized interest	$75.5	$101.5	$93.7
Income taxes (refunded) paid during the year, net	$(83.7)	$6.9	$26.4
See accompanying Notes to Consolidated Financial Statements.

2020 10-K Annual Report	Stericycle, Inc. • 61

Table of Contents	PART II
STERICYCLE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

In millions
	Stericycle, Inc. Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2018	0.7	$—	85.5	$0.9	$1,153.2	$2,029.5	$(287.0)	$12.0	$2,908.6
Cumulative effect of new accounting standard	—	—	—	—	—	13.0	—	—	13.0
Net loss	—	—	—	—	—	(244.7)	—	(0.9)	(245.6)
Currency translation adjustment	—	—	—	—	—	—	(79.3)	(1.0)	(80.3)
Change in qualifying cash flow hedge, net of tax	—	—	—	—	—	—	1.0	—	1.0
Issuance of common stock for exercise of options, PSU and RSU vesting and employee stock purchases, net	—	—	0.5	—	19.4	—	—	—	19.4
Repurchase and cancellation of convertible preferred stock	(0.1)	—	—	—	(34.1)	16.9	—	—	(17.2)
Conversion of convertible preferred stock to common stock	(0.6)	—	4.7	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	—	(25.5)	—	—	(25.5)
Stock compensation expense	—	—	—	—	24.1	—	—	—	24.1
Changes to noncontrolling interest	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance as of December 31, 2018	—	—	90.7	0.9	1,162.6	1,789.2	(365.3)	9.7	2,597.1
Net loss	—	—	—	—	—	(346.8)	—	0.8	(346.0)
Currency translation adjustment	—	—	—	—	—	—	8.5	0.3	8.8
Change in qualifying cash flow hedge, net of tax	—	—	—	—	—	—	0.7	—	0.7
Accelerated amortization of interest rate lock premiums, net of tax	—	—	—	—	—	—	2.3	—	2.3
Issuance of common stock for exercise of options, PSU and RSU vesting and employee stock purchases, net	—	—	0.5	—	19.7	—	—	—	19.7
Cumulative currency translation loss realized through disposition of Mexico operations	—	—	—	—	—	—	18.9	—	18.9
Cumulative currency translation loss realized through disposition of Chile operations	—	—	—	—	—	—	16.8	—	16.8
Stock compensation expense	—	—	—	—	17.1	—	—	—	17.1
Changes to noncontrolling interest	—	—	—	—	6.3	—	—	(7.0)	(0.7)
Balance as of December 31, 2019	—	—	91.2	0.9	1,205.7	1,442.4	(318.1)	3.8	2,334.7
Net loss	—	—	—	—	—	(57.3)		1.4	(55.9)
Currency translation adjustment	—	—	—	—	—	—	43.5	0.5	44.0
Issuance of common stock for exercise of options, PSU and RSU vesting and employee stock purchases, net	—	—	0.4	—	2.8	—	—	—	2.8
Cumulative currency translation loss realized through disposition of Argentina operations	—	—	—	—	—	—	87.2	—	87.2
Stock compensation expense	—	—	—	—	25.5	—	—	—	25.5
Change in accounting principle	—	—	—	—	—	(2.5)	—	—	(2.5)
Changes to noncontrolling interest	—	—	—	—	—	—	—	(1.4)	(1.4)
Balance as of December 31, 2020	—	$—	91.6	$0.9	$1,234.0	$1,382.6	$(187.4)	$4.3	$2,434.4
See accompanying Notes to Consolidated Financial Statements.

2020 10-K Annual Report	Stericycle, Inc. • 62

Table of Contents	PART II
STERICYCLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data and unless otherwise indicated)
Unless the context requires otherwise, “Company”, “Stericycle”, "we", "us", or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.
NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
Incorporated in 1989, Stericycle protects people, safeguards communities and reduces risk through highly specialized waste management and secure information destruction services. The Company serves customers in the U.S. and 17 other countries with a concentration on the growing healthcare industry.
The Company’s core business focus is on regulated waste and compliance services and secure information destruction, and it is the leading provider of these services in terms of both revenue and operational infrastructure.
For further information on the Company’s business, segments and services, see Note 18 – Segment Reporting.
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

Use of Estimates:  The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Some areas where the Company makes estimates include allowance for doubtful accounts, credit memo reserve, accrued employee health and welfare benefits, contingent liabilities, asset retirement obligations, stock compensation expense, income tax assets and liabilities, accrued auto, and workers’ compensation insurance claims, leases, intangible asset valuations and long-lived asset, goodwill and a held for sale impairment.  Such estimates are based on historical trends and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates.
Revenue from Contracts with Customers: Revenue is recognized when a customer obtains control of promised goods or services.  The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these good or services.  Revenue is recognized net of revenue-based taxes assessed by governmental authorities.
The Company provides RWCS, which provide collection and processing of regulated and specialized waste, including medical, pharmaceutical and hazardous waste, for disposal and compliance programs; SID Services, which provide for the collection of personal and confidential information for secure destruction and recycling of shredded paper; and CRS which includes communication services such as appointment reminders, secure messaging, event registration and other communications for hospitals and IDN’s.
The associated activities for each of these are a series of distinct services that are substantially the same and have the same pattern of transfer over time; therefore, the respective services are treated as a single performance obligation.
The Company recognizes revenue by applying the right to invoice practical expedient as the Company’s right to consideration corresponds directly to the value provided to the customer for performance to date. Revenues for the Company’s regulated waste and secure information destruction services are recognized upon waste collection. The Company’s compliance services revenues are recognized over the contractual service period. Revenues from communication services are recognized as the services are performed.

2020 10-K Annual Report	Stericycle, Inc. • 63

Table of Contents	PART II
Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable is recorded when billed or when goods or services are provided.  The carrying value of the Company’s receivables is presented net of an allowance for doubtful accounts.  The Company estimates its allowance for doubtful accounts based on past collection history and specific risks identified among uncollected amounts, as well as management’s expectation of future economic conditions.  If current or expected future economic trends, events, or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly.  Past-due receivable balances are written off when the Company’s internal collection efforts have been exhausted.
No single customer accounts for more than approximately 2.1% of the Company’s accounts receivable or approximately 1.5% of total revenues.  During the year ended December 31, 2020, 2019 and 2018, bad debt expense was $21.7 million, $25.7 million and $24.9 million, respectively.
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
Financial Instruments:  The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and payable, and long-term debt.  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable.  Credit risk on trade receivables is minimized as a result of the large size of the Company’s customer base, low concentration, and the performance of ongoing credit evaluations of its customers. The Company also maintains allowances for potential credit losses.
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
Capitalized Interest:  The Company capitalizes interest incurred associated with projects under construction for the duration of the asset construction period. During the years ended December 31, 2020, 2019 and 2018, the Company capitalized interest of $1.8 million, $5.4 million and $2.9 million, respectively.

Goodwill and Other Identifiable Intangible Assets:  Goodwill represents the excess of the purchase price over the fair value assigned the net tangible and identifiable tangibles of business acquired. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. Certain permit indefinite-lived intangible assets may become definite-lived to the extent event and circumstance warrant.
Impairment of Long - Lived Assets:
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

2020 10-K Annual Report	Stericycle, Inc. • 64

Table of Contents	PART II
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
The Company uses a quantitative approach to assess goodwill for impairment.  The fair value of each reporting unit is calculated using the income approach (including DCF) and validated using a market approach with the involvement of a third-party valuation specialist.  The Company's reporting units are:  Domestic RWCS, Domestic SID, Domestic CRS, Canada, Europe, Asia Pacific and Latin America.  The income approach uses expected future cash flows of each reporting unit and discounts those cash flows to present value.  Expected future cash flows are estimated using management assumptions of growth rates, including long-term growth rates, capital expenditures and cost efficiencies.  Future acquisitions or divestitures are not included in the expected future cash flows.  The Company uses a discount rate based on a calculated weighted average cost of capital which is adjusted for each of its reporting units based on size, country and company specific risk premiums.  The market approach compares the valuation multiples of similar companies to that of the associated reporting unit.  The Company then reconciles the calculated fair values to its market capitalization.  The fair value is then compared to its carrying value including goodwill.  If the fair value is in excess of its carrying value, the related goodwill is not impaired.  If the fair value is less than carrying value, an impairment charge is recognized, equivalent to the amount that the carrying value exceeds the fair value but not to exceed the carrying value of the goodwill.
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
Assets and Liabilities Held-for-Sale: Long-lived assets or disposal groups are classified as held-for-sale when management having the appropriate authority, generally the Company’s Board of Directors or certain of its Executive Officers, commits to a plan of sale, the disposal group is ready for immediate sale, an active program to locate a buyer has been initiated and the sale is probable and expected to be completed within one year.  Once classified as held-for-sale disposal groups are valued at the lower of their carrying amount or fair value less estimated selling costs. Where the disposal group constitutes substantially all of our operations of a foreign country, the balance in the cumulative translation adjustment associated with that country is included in the carrying value of the disposal group. If the carrying value, including any amount associated with the cumulative translation adjustment, exceeds the fair value less estimated selling costs a held-for-sale impairment charge is recorded to reduce the carrying value.

2020 10-K Annual Report	Stericycle, Inc. • 65

Table of Contents	PART II
The estimate for fair value is reviewed at the end of every reporting period that the disposal group is classified as held-for-sale and the carrying value adjusted whenever the estimated fair value less costs to sell is less than the carrying value.
Insurance and Self-Insurance:  The Company’s insurance for workers’ compensation, auto/fleet, general liability, property, and employee-related health care benefits is obtained using high deductible insurance policies, if any, meaning that the Company has retained a significant portion of the risks related to the claims associated with these programs.  The estimated exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on a calculation performed by a third party actuarial specialist using the Company’s historical claims experience.  The accruals for these liabilities could be revised if future occurrences or loss developments significantly differ from the assumptions used.  Estimated recoveries associated with insured claims are recognized as assets when the receipt of such amounts is probable.
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
Stock-Based Compensation: The Company recognizes stock-based compensation expense based on the estimated grant-date fair value. Expense is generally recognized on a straight-line basis over the service period during which awards are expected to vest. The Company presents stock-based compensation expense within the Consolidated Statements of Loss based on the classification of the respective employees' cash compensation.
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
Leases: Operating leases are included in Operating lease ROU assets, Operating lease liabilities and Long-term operating lease liabilities on the Company’s Consolidated Balance Sheets.  Finance leases are included in Property, plant and equipment, Current portion of long-term debt and Long-term debt on the Consolidated Balance Sheets.
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

2020 10-K Annual Report	Stericycle, Inc. • 66

Table of Contents	PART II
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
Asset Retirement Obligations: The Company establishes assets and liabilities for the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease.  Such assets are amortized over the lease term and the recognized liabilities are accreted to the future value of the estimated retirement costs.  The related amortization and accretion expenses are presented within COR if the leased asset is used in the delivery of the Company’s services and the remaining expenses are presented within SG&A on the Consolidated Statements of Loss.
Foreign Currency:  Assets and liabilities of foreign affiliates that use the local currency as their functional currency are translated at the exchange rate on the last day of the accounting period and income statement accounts are translated at the average rates during the period.  Related translation adjustments are reported as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets.  Foreign currency gains and losses resulting from transactions that are denominated in currencies other than the entity’s functional currency, including foreign currency gains and losses on intercompany balances that are not of a long-term investment nature, are included within Other expense, net on the Consolidated Statements of Loss.
Highly Inflationary Economy:  Effective July 1, 2018, as a result of the three-year cumulative inflation exceeding 100%, Argentina was classified as a highly inflationary economy.  Accordingly, the Company recognized, in Other expense, net, a foreign exchange loss of $1.2 million, $3.3 million, and $3.8 million during the years ended December 31, 2020, 2019, and 2018, respectively, arising from the re-measurement of its Argentinian peso denominated net monetary assets. Argentina operations were divested in August 2020.
Nonmonetary assets, liabilities, and related expenses are measured using historical exchange rates and do not fluctuate with changes in the local exchange rate.
Adoption of New Accounting Standards
Financial Instrument Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) associated with the measurement of credit losses on financial instruments. ASU 2016-13 replaces the prior incurred loss impairment methodology of recognizing credit losses when a loss was probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. The amended guidance was effective for the Company on January 1, 2020. The Company recognized a net decrease to Retained earnings in the Consolidated Financial Statements of $2.5 million as of January 1, 2020 for the cumulative effect of adopting ASU 2016-13.

Implementation Costs Incurred in a Cloud Computing Arrangement

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs for internal-use software. The accounting for any hosting contract is unchanged. ASU 2018-15 was effective on January 1, 2020 and was adopted prospectively for implementation costs incurred after the date of adoption. The adoption of ASU 2018-15 did not have a material impact on the Consolidated Financial Statements.
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

2020 10-K Annual Report	Stericycle, Inc. • 67

Table of Contents	PART II
basis of goodwill. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. The Company will adopt ASU 2019-12 effective January 1, 2021. The ASU is not expected to have a material impact upon adoption on January 1, 2021 on our Consolidated Financial Statements.
NOTE 2 – REVENUES FROM CONTRACTS WITH CUSTOMERS

The Company provides RWCS, which provide collection and processing of regulated and specialized waste, including medical, pharmaceutical and hazardous waste, for disposal and compliance programs; SID Services, which provide for the collection of personal and confidential information for secure destruction and recycling of shredded paper; and CRS which includes communication services such as appointment reminders, secure messaging, event registration and other communications for hospitals and IDN’s.
The Company’s customers typically enter into a contract for the provision of services on a regular and scheduled basis, e.g. weekly, monthly or on an as needed basis over the contract term.  Under the contract terms, the Company receives fees based on a monthly, quarterly or annual rate or fees based on contractual rates depending upon measures including the volume, weight, and type of waste, number and size of bins collected, weight and type of shredded paper, and number of call minutes.
Amounts are invoiced based on the terms of the underlying contract either on a regular basis, e.g. monthly or quarterly, or as services are performed and are generally due within a short period of time after invoicing based upon normal terms and conditions for our business type and the geography of the services performed.
Disaggregation of Revenue

In millions
	Year Ended Year Ended December 31,
	2020	2019	2018
Revenue by Service
Regulated Waste and Compliance Services	$1,806.6	$2,187.8	$2,261.8
Secure Information Destruction Services	745.3	901.9	911.0
Communication and Related Services	123.6	219.2	313.1
Total Revenues	$2,675.5	$3,308.9	$3,485.9
North America
Regulated Waste and Compliance Services	$1,427.6	$1,762.8	$1,778.5
Secure Information Destruction Services	647.3	769.5	778.6
Communication and Related Services	114.3	207.6	286.0
Total North America Segment	$2,189.2	$2,739.9	$2,843.1
International
Regulated Waste and Compliance Services	$379.0	$425.0	$483.3
Secure Information Destruction Services	98.0	132.4	132.4
Communication and Related Services	9.3	11.6	27.1
Total International Segment	$486.3	$569.0	$642.8
Contract Liabilities
Contract liabilities at December 31, 2020 and 2019 were $8.8 million and $12.2 million, respectively.  Substantially all of the contract liabilities as of December 31, 2020 are expected to be recognized as revenue during the year ending December 31, 2021 and substantially all of the balance as of December 31, 2019 was recognized as revenue during the year ended December 31, 2020.
Contract Acquisition Costs
The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are deferred and amortized to SG&A over a weighted average estimated period of benefit of 6.4 years.
During the year ended December 31, 2020, 2019, and 2018 the Company amortized $10.6 million, $9.1 million, and $6.9 million, respectively, of deferred sales incentives to SG&A.
Total contract acquisition costs, net of accumulated amortization, were classified as follows as of December 31:

2020 10-K Annual Report	Stericycle, Inc. • 68

Table of Contents	PART II

In millions
	2020	2019
Other current assets	$11.1	$9.5
Other assets	31.1	28.9
Total contract acquisition costs	$42.2	$38.4

NOTE 3 – ACQUISITIONS

Acquisitions
There were no acquisitions in the year ended December 31, 2020. During the years ended December 31, 2019 and 2018, the Company completed 1 and 21 acquisitions, respectively.  All of the acquisitions, which were primarily in the North America segment with revenues in the SID service line, are considered to be complementary to existing operations and fit with the Company’s growth strategy. All were accounted for as business combinations under the applicable guidance.
The results of operations of these acquired businesses have been included in the Consolidated Statements of Loss from the date of the acquisition.  Pro forma results of operations for these acquisitions are not presented because the pro forma effects, individually or in the aggregate, were not material to the Company’s consolidated results of operations.
The following table summarizes the acquisition date fair value of consideration transferred for acquisitions completed during the years ended December 31:

In millions
	2020	2019	2018
Cash	$—	$0.2	$44.8
Promissory notes	—	0.3	30.0
Deferred consideration	—	—	0.6
Total purchase price	$—	$0.5	$75.4
The fair value of consideration transferred in a business combination is allocated to the net tangible and identifiable intangible assets at the acquisition date, with the remaining unallocated amount recognized as goodwill.

NOTE 4 – RESTRUCTURING, DIVESTITURES, AND IMPAIRMENTS

Stericycle is focused on driving long-term growth, profitability and delivering enhanced shareholder value.
Restructuring - Business Transformation
In 2017, the Company initiated a comprehensive multi-year Business Transformation. Through December 31, 2019, the Company has incurred all the originally anticipated employee termination charges, including incremental charges related principally to executive management, in connection with its initial restructuring estimate.
During the year ended December 31, 2019 and 2018, the Company recognized $5.5 million and $3.7 million in charges related to executive and employee termination costs, of which the majority in 2019 in Other, and in 2018 in the North America segment.
In addition, during the year ended December 31, 2018, the Company recognized non-cash impairment charges of $9.1 million, of which $7.4 million related to software and $0.3 million related to other long-term assets in the North America reportable segment, that was included in COR and $1.4 million related to Other, was included in SG&A.
Restructuring - Operational Optimization
The Company aims to achieve a culture of continuous improvement that will enhance its efficiency, effectiveness and competitiveness to improve its cost base and cash flow, and the company has taken a number of actions to reduce operating costs and optimize operations. As part of these efforts, the company seeks to reduce network redundancies by consolidating facilities and restructuring the operations for efficiency.

2020 10-K Annual Report	Stericycle, Inc. • 69

Table of Contents	PART II
During the year ended December 31, 2020, the Company recognized $3.1 million of Operational Optimization costs within our International segment related to the discontinuation of a service line in the U.K.
During the year ended December 31, 2019, the Company recognized $14.5 million of Operational Optimization costs. The North America segment recognized $3.8 million of costs in the RWCS operations primarily related to a site relocation and costs in the Domestic CRS operations related to a headcount reduction and a non-cash impairment of intangible assets as a result of the exit from a business line. The International segment recognized $10.7 million of costs related to site closures and facility exit charges across the EMEA and LATAM regions.
Divestitures
The Company incurred the following impairments and divestiture losses (gains), net, which are included in the Consolidated Statements of Loss:

In millions
	Year Ended December 31,
	2020	2019	2018
North America Segment
Domestic Environmental Solutions business	$53.8	$—	$—
CRS business	(38.8)	45.5	—
U.S. clean room business	—	—	6.9
Total North America charges, net	15.0	45.5	6.9
International Segment
CRS business	(4.0)	—	—
Argentina operations	112.4	—	—
Mexico operations	(4.9)	43.2	—
Chile operations	5.1	19.0	—
U.K. businesses	—	(4.7)	5.9
Total International charges, net	108.6	57.5	5.9

Divestiture losses (gains), net	$123.6	$103.0	$12.8
North America Segment:

On December 1, 2020, the Company entered into an agreement and completed the sale of the Company's global product recall business (Expert Solutions) for cash consideration of approximately $78.0 million. Expert Solutions business had revenues of approximately $75.4 million for the year ended December 31, 2019, primarily reported in North America, as part of Communication and Related Services. The Company recognized a gain on divestment of $38.8 million in North America and $4.0 million in International, inclusive of $2.7 million of related deal costs for the transaction. In connection with the closing, the Company entered into certain additional ancillary agreements, including a TSA.
On April 6, 2020, the Company completed the sale of all of the outstanding equity interests of its Environmental Solutions business for approximately $462.5 million, pursuant to the Purchase Agreement, dated February 6, 2020. The Purchase Agreement provided for the divestiture of the Company’s Environmental Solutions business, exclusive of the Company’s healthcare hazardous waste services and unused consumer pharmaceutical take-back services. The Environmental Solutions business generated revenue in 2019 of $559.6 million, including approximately $100.0 million related to the Retained Business, which is included in the RWCS revenue category within our North America segment. In connection with the Purchase Agreement, the Company entered into an HSA and TSA with the Buyer for a period of 7 years and 6 months, respectively. The Company allocated and deferred a portion of the Transaction proceeds, $17.7 million related to the HSA and $1.5 million related to the TSA, which will be recognized over the applicable duration of the HSA and TSA periods, subject to specific agreement provisions, thereby offsetting the expenses incurred to deliver the respective services. The allocated proceeds are reflected as an operating cash flow on the Consolidated Statement of Cash Flows, as they are advances received for services to be provided prospectively.

In 2020, the Company recognized impairment charges and subsequent loss on disposal of $53.8 million, inclusive of $11.1 million of related deal costs for the Transaction. Further, the Company released a $1.7 million benefit

2020 10-K Annual Report	Stericycle, Inc. • 70

Table of Contents	PART II
associated with contingent consideration related to a prior acquisition agreement connected with the divested business (Fair value - Level 3) that is reported in SG&A in the Company’s Consolidated Statements of Loss.

In 2019, the Company completed the sale of the TAS business and its retail pharmaceutical returns business in the U.S. and Puerto Rico for total cash consideration of $36.4 million, resulting in total losses of $45.5 million.

In connection with the sale agreement for the TAS business, the Company entered into a TSA with the buyer for a period of up to 15 months. The Company allocated and deferred $5.1 million of the proceeds, which will be recognized over the duration of the TSA period offsetting the expenses incurred to deliver the TSA services that are not reimbursed by the buyer.
In 2018, the Company completed the sale of the non-core clean room business realizing proceeds of $17.0 million, resulting in impairment charges and subsequent loss on disposal totaling $6.9 million.
International Segment:
In August 2020, the Company entered into an agreement and completed the sale of its operations in Argentina for proceeds of approximately $3.9 million. Revenue of Argentina operations were approximately 1% of our consolidated annual revenues for 2019. The transaction resulted in a loss on disposal of $112.4 million, of which $87.2 million related to the balance of cumulative currency translation adjustment.

Additionally, in December 2020, the Company recognized a $4.9 million gain related to a divestiture of a subsidiary in Mexico, and a $5.1 million charge associated with the divested business in Chile (see Note 12 – Commitments and Contingencies in the Consolidated Financial Statements).
During 2019, the Company had the following divestiture activity:
•U.K. based texting business, for proceeds of $14.8 million, resulting in a gain of approximately $5.1 million.
•A reduction in the provision against a loan receivable originally arising from the sale of our U.K. patient transport business, resulting in a $0.3 million gain.
•Substantially all of the Company’s operations in Mexico for nominal consideration, resulting in impairment charges and subsequent loss on disposal totaling $43.2 million, including the realization of a loss of approximately $18.9 million related to the balance of cumulative currency translation adjustment.
•The Company’s operations in Chile for net proceeds of $30.7 million, resulting in a loss of $19.0 million, including the realization of a loss of approximately $16.8 million related to the balance of cumulative currency translation adjustment.
During 2018, the Company completed the sale of its hazardous waste business in the U.K. for proceeds of $11.5 million of which $8.2 million was received in cash and $3.0 million was held in escrow, until it was received in August 2019. The Company recognized impairment charges and subsequent loss on disposal totaling $16.5 million including additional charges of $0.7 million in 2019.
Impairments:

2020 10-K Annual Report	Stericycle, Inc. • 71

Table of Contents	PART II

In millions
	Year Ended December 31,
	2020	2019	2018
Impairments
Operational Optimization - COR	$—	$5.6	$—
Operational Optimization - SG&A	2.8	1.7	12.3
Asset Impairment - COR	6.8	5.2	17.6
Asset Impairment - SG&A	8.7	16.9	8.9
Total Impairments	$18.3	$29.4	$38.8
North America
Operational Optimization - COR	$—	$2.0	$—
Operational Optimization - SG&A	—	0.4	1.0
Asset Impairment - COR	6.1	1.6	17.6
Asset Impairment - SG&A	4.2	0.5	—
Total North America Segment	$10.3	$4.5	$18.6
International
Operational Optimization - COR	$—	$3.6	$—
Operational Optimization - SG&A	2.8	1.3	11.3
Asset Impairment - COR	0.7	3.6	—
Asset Impairment - SG&A	4.5	16.4	8.9
Total International Segment	$8.0	$24.9	$20.2
Operational optimization impairments are associated with the Company's actions to reduce operating costs and optimize operations. In the year ended December 31, 2020, the Company's International reportable segment includes charges primarily related to the discontinuation of a service line in the U.K. In the year ended December 31, 2019, the Company's International reportable segment includes charges related to impairments of permits and other long-lived assets in Europe and Latin America and in our North America reportable segment for charges associated with a site movement. In the year ended December 31, 2018, non-cash impairment charges related to customer relationship and permit intangibles, which were impaired as a result of actual and forecasted business declines, primarily in LATAM.

Asset impairments in the year ended December 31, 2020, for the Company's North America reportable segment includes charges associated with rationalization of software application assets and intangible assets as a result of a discontinuation of a certain service line, and the Company's International reportable segment includes charges associated with certain property, plant and equipment assets and permits primarily in the U.K. In the year ended December 31, 2019, the Company's International reportable segment included non-cash impairment charges related to customer lists and other long-lived assets in Brazil associated with an impairment review of its operations. In the year ended December 31, 2018, non-cash impairment charges related to software were in connection with the Company's evolving future information systems strategy, including the implementation of a global ERP system, and the impact on currently deployed software as well as rationalization of applications used within each reportable segment.

2020 10-K Annual Report	Stericycle, Inc. • 72

Table of Contents	PART II
NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

In millions
	2020	2019
Land and improvements	$38.7	$66.0
Building and improvements	225.0	263.3
Machinery and equipment	323.0	342.4
Vehicles	156.0	177.9
Containers	249.7	246.6
Office equipment and furniture	53.9	111.5
Software and Enterprise Resource Planning system	88.6	84.3
Construction in progress	196.1	174.3
Total property, plant and equipment	1,331.0	1,466.3
Less: accumulated depreciation	(629.7)	(667.8)
Property, plant and equipment, net	$701.3	$798.5
Depreciation expense was $108.6 million, $127.6 million, and $125.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Property, plant and equipment impairment charges included in SG&A and COR for the years ended December 31, 2020, 2019, and 2018, respectively are further described in Note 4 - Restructuring, Divestitures, and Impairments in the Consolidated Financial Statements.
NOTE 6 – LEASES

The Company has operating leases for vehicles, transfer sites, processing facilities, communication centers, corporate and regional offices, and certain equipment.
The components of net lease cost were as follows for the years ended December 31:

In millions
	2020	2019
Operating lease cost	$114.2	$117.2
Finance lease cost:
Amortization of leased assets	4.7	3.5
Interest on lease liabilities	1.9	1.0
Net lease cost	$120.8	$121.7
Short-term lease cost, variable lease cost, and sublease income were not significant during the years ended December 31, 2020 and 2019.
Supplemental cash flow information related to leases were as follows for the years ended December 31:

In millions
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$117.1	$122.4
Operating cash flows from finance leases (interest)	1.9	0.9
Financing cash flows from finance leases (principle)	4.3	4.3

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	79.8	203.8
Finance leases	1.1	17.0

2020 10-K Annual Report	Stericycle, Inc. • 73

Table of Contents	PART II
Finance lease assets, net of accumulated amortization, were $24.8 million and $30.1 million as of December 31, 2020 and 2019, respectively, and are included in Property, Plant and Equipment, net on the Consolidated Balance Sheet.
Information regarding lease terms and discount rates as of December 31 were as follows:

In millions
	2020	2019
Weighted average remaining lease term (years):
Operating leases	6.1	6.4
Finance leases	14.4	15.3
Weighted average discount rate:
Operating leases	4.07%	4.11%
Finance leases	5.15%	5.34%
Maturities of lease liabilities as of December 31, 2020, were as follows:

In millions
	Operating leases	Finance leases
2021	$86.2	$3.7
2022	83.8	3.7
2023	67.7	4.0
2024	58.0	2.8
2025	39.6	2.5
Thereafter	100.6	23.3
Total lease payments	435.9	40.0
Less: Interest	50.8	15.2
Present value of lease liabilities	$385.1	$24.8
As of December 31, 2020, the Company had additional operating leases of $1.6 million which have not yet commenced.  These operating leases are expected to commence in fiscal year 2021 with lease terms of 10 years.
NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:
The changes in the carrying amount of goodwill were as follows:

In millions
	North America	International	Total
Balance as of December 31, 2018	$2,848.4	$373.8	$3,222.2
Purchase accounting adjustments	(4.3)	—	(4.3)
Impairments during the year	(207.4)	(20.9)	(228.3)
Divestitures	(2.4)	(6.2)	(8.6)
Changes due to foreign currency fluctuations and other	(2.7)	3.9	1.2
Balance as of December 31, 2019	2,631.6	350.6	2,982.2
Divestitures	(182.8)	(4.0)	(186.8)
Changes due to foreign currency fluctuations and other	—	23.9	23.9
Balance as of December 31, 2020	$2,448.8	$370.5	$2,819.3
Accumulated non-cash impairment charges by segment as of December 31 were as follows:

2020 10-K Annual Report	Stericycle, Inc. • 74

Table of Contents	PART II

In millions
	2020	2019
North America	$421.1	$501.9
International	175.6	171.6
Total	$596.7	$673.5
2020 Impairments
The Company performed its annual goodwill impairment assessment as of October 1, 2020 and determined no reporting units' carrying values were in excess of their estimated fair value.
2019 Impairments
The Company performed its annual goodwill impairment assessment as of October 1, 2019 and determined that the Environmental Solutions and Canada reporting units’ carrying values were in excess of their estimated fair value.
Factors that contributed to the estimated fair value of the reporting units being below their carrying values included:
•Environmental Solutions:  During 2019, we experienced higher operating costs, particularly related to hazardous waste disposal costs. In addition, we anticipate that the timeline for achieving the betterment plans for both revenue quality and cost improvements has been extended. The Company also gathered insights from the process of evaluating Environmental Solutions as part of the Company’s portfolio rationalization criteria.
•Canada: During 2019, we experienced competitive pricing pressure in both SID and RWCS, lower SOP pricing, higher regulated waste costs including Canada- based operating costs due to a reliance on third-party disposal, and U.S.-based enabling support costs. The company expects these challenges to have a prolonged impact and the company has adjusted them in current year long-range plan.
These challenges were factored into updates to the Company’s long-range plan and forecasted cash-flow assumptions. The Company also made certain adjustments to the risk premiums within the discount rates used to present value these forecasted cash-flows. As a result, the Company recognized $80.8 million of non-cash impairment charges related its Environmental Solutions reporting unit and $126.6 million to fully impair the goodwill associated with its Canada reporting unit.
During the first quarter of 2019, there were business and market developments and insights gathered from the Company’s portfolio rationalization considerations, which negatively impacted the estimated cash flows of the Company’s Latin America reporting unit and triggered an interim assessment as of March 31, 2019.  The Company determined that the Latin America reporting unit’s carrying value was in excess of its estimated fair value and recognized $20.9 million of non-cash goodwill impairment charges related to the Latin America reporting unit.  Following the impairment, the Latin America reporting unit goodwill was fully impaired.
2018 Impairments
The Company performed its annual goodwill impairment assessment as of October 1, 2018 and an interim assessment as of December 31, 2018. The Company determined that the Domestic CRS and Latin America reporting units’ carrying values were in excess of their estimated fair values.
Factors that contributed to the estimated fair value of the reporting units being below their carrying value included:
•Domestic CRS: The Company experienced a progressive decrease in revenues and operating margins in 2018 due to (i) continued declines in large recall events leading to a higher level of uncertainty of these occurring in future periods, (ii) recall events that had a smaller number of units and significantly lower revenue per event than experienced in recent years, and (iii) continued decline in the volume of inbound/outbound call volumes for the live voice services. The Company also gathered insights from its portfolio rationalization considerations which were initiated in 2018.
•Latin America: The Company continued to experience prolonged challenges and volatility in certain markets due to declining market trends and cost pressures. Revenue increases in the M&I business due to inflationary price increases in Argentina were offset by the impact of currency devaluation and the continuing declines in several local economies.

2020 10-K Annual Report	Stericycle, Inc. • 75

Table of Contents	PART II
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

The fair value of reporting units, used in both the annual and any interim goodwill impairment assessments in 2020, 2019 and 2018, are classified as Level 3 measurements within the fair value hierarchy due to significant unobservable inputs such as discount rates, projections of revenue, cost of revenue and operating expense growth rates, long-term growth rates and income tax rates. The fair value methodology is described further in Note 1 – Basis of Presentation and Summary of Significant Accounting Policies.
Other Intangible Assets:
At December 31, the values of other intangible assets were as follows:

In millions
	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Customer relationships	$1,314.9	$630.2	$684.7	$1,460.8	$575.8	$885.0
Covenants not-to-compete	3.5	3.0	0.5	4.9	3.8	1.1
Operating permits	11.5	6.5	5.0	4.1	1.6	2.5
Tradenames	3.6	1.3	2.3	3.6	1.1	2.5
Other	0.6	0.6	—	8.6	2.6	6.0
Indefinite-lived intangibles:
Operating permits	79.6	—	79.6	211.1	—	211.1
Tradenames	315.3	—	315.3	314.2	—	314.2
Total	$1,729.0	$641.6	$1,087.4	$2,007.3	$584.9	$1,422.4
The changes in the carrying amount of intangible assets were as follows:

In millions
Total
Balance as of December 31, 2018	$1,637.7
Intangible assets acquired during the year	0.5
Reclassification of capitalized permit costs	7.7
Purchase accounting adjustments for prior year acquisitions	4.2
Divestitures	(67.5)
Impairments during the year	(17.7)
Amortization during the year	(145.2)
Changes due to foreign currency fluctuations	2.7
Balance as of December 31, 2019	1,422.4
Divestitures	(209.8)
Impairments during the year	(11.1)
Amortization during the year	(124.9)
Changes due to foreign currency fluctuations	10.8
Balance as of December 31, 2020	$1,087.4
The Company’s indefinite-lived intangible assets include operating permits and certain tradenames.  The Company has determined that certain of our operating permits and certain tradenames have indefinite lives due to our ability to renew them with minimal additional cost and therefore they are not amortized.
The impairment charges included in SG&A and COR for the years ended December 31, 2020, 2019, and 2018, respectively, are further described in Note 4 - Restructuring, Divestitures, and Impairments.

2020 10-K Annual Report	Stericycle, Inc. • 76

Table of Contents	PART II
Finite-lived intangible assets are amortized over their estimated useful lives using the straight-line method with each category having weighted average remaining useful lives as follows:

In years
	Estimated useful lives	Weighted average remaining useful lives
Customer relationships	10-25	7.8
Covenants not-to-compete	5	3.0
Operating permits	2	2.0
Tradenames	15-40	16.4
Landfill air rights	5-10	3.2
The useful life of intangible assets is assessed annually to determine whether events and circumstances warrant a revision to their remaining useful life and changes are reflected prospectively as the intangible asset is amortized over the revised remaining useful life.  In the fourth quarter of 2020, we performed the annual assessment of the useful life of our finite-lived intangibles and no changes were required.
During the years ended December 31, 2020, 2019, and 2018, our aggregate intangible asset amortization expense was $124.9 million, $145.2 million, and $130.3 million, respectively.
Our estimated intangible asset amortization expense for each of the next five years is as follows for the years ended December 31:

In millions
2021	$116.9
2022	115.6
2023	112.2
2024	110.8
2025	90.3

NOTE 8 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

In millions
	2020	2019
Compensation	$97.6	$68.6
Self-insurance	78.1	74.7
Taxes	51.2	50.7
Interest	19.4	21.3
Professional fees	11.2	22.1
Disposal and landfill liabilities	1.6	18.8
Other	30.3	40.4
Total accrued liabilities	$289.4	$296.6

2020 10-K Annual Report	Stericycle, Inc. • 77

Table of Contents	PART II
NOTE 9 – DEBT

Long-term debt consisted of the following at December 31:

In millions
	2020	2019
$1.2 billion senior credit facility, due in 2022	$173.3	$758.7
$1.3 billion term loan, due in 2022	422.5	1,172.2
$600 million Senior Notes, due in 2024	600.0	600.0
$500 million Senior Notes, due in 2029	500.0	—
Promissory notes and deferred consideration, weighted average maturity of 2.12 and 2.49 years for 2020 and 2019, respectively	42.3	73.1
Foreign bank debt, weighted average maturity of 1.1 years for 2020 and 1.6 years for 2019	32.3	42.2
Obligations under finance leases (Note 6)	24.8	30.4
Total debt	1,795.2	2,676.6
Less: current portion of total debt	91.0	103.1
Less: unamortized debt issuance costs	15.1	14.2
Long-term portion of total debt	$1,689.1	$2,559.3
The weighted average interest rates on long-term debt, excluding finance leases, as of December 31, were as follows:

	2020	2019
$1.2 billion senior credit facility, due in 2022 (variable rate)	2.03%	3.57%
$1.3 billion term loan, due in 2022 (variable rate)	1.90%	3.44%
$600 million Senior Notes, due in 2024 (fixed rate)	5.38%	5.38%
$500 million Senior Notes, due in 2029 (fixed rate)	3.88%	—%
Promissory notes and deferred consideration (fixed rate)	1.79%	1.81%
Foreign bank debt (variable rate)	2.03%	4.43%
Senior Notes
On November 9, 2020, the Company issued $500.0 million at par of aggregate principal Senior Notes, due January 2029, which are unsecured and bear interest at 3.875% per annum, payable on January 15 and July 15 of each year. The Senior Notes are fully and unconditionally guaranteed by each of the issuer’s current and, subject to certain exceptions, future domestic subsidiaries that guarantee the issuer’s senior credit facility, term loan facility, or certain other debt of the issuer or the subsidiary guarantors.
The 2020 Senior Notes will be redeemable, in whole or in part, at any time, and from time to time, on or after November 15, 2023, at the redemption prices specified under “Description of Notes—Optional Redemption”, plus accrued and unpaid interest, if any, to, but excluding, such redemption date. At any time and from time to time prior to November 15, 2023, the notes may be redeemed, in whole or in part, at a redemption price of 100% the principal amount thereof, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, the issuer may redeem up to 40% of the notes at any time and from time to time before November 15, 2023, with the net cash proceeds from certain equity offerings at a redemption price equal to 103.875%, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
In connection with the issuance of the 2020 Senior Notes, the Company incurred $5.8 million of direct issuance costs, which have been capitalized in unamortized debt issuance costs and are being amortized to Interest expense, net over the term of the 2020 Senior Notes.
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

2020 10-K Annual Report	Stericycle, Inc. • 78

Table of Contents	PART II
The 2019 Senior Notes will be redeemable, at the option of the Company, in whole or in part, at any time on or after July 15, 2021, at the redemption prices specified in the Indenture along with accrued interest. At any time prior to July 15, 2021, the Senior Notes may be redeemed, at the option of the Company, in whole or in part, at a redemption price of 100% of the principal amount thereof, plus a “make-whole” premium, and accrued and unpaid interest. In addition, the Company may redeem up to 40% of the Senior Notes at any time before July 15, 2021, with the net cash proceeds from certain equity offerings at a redemption price equal to 105.375%, plus accrued and unpaid interest.

In connection with the issuance of the 2019 Senior Notes, the Company incurred $7.1 million of debt issuance costs, which have been capitalized in unamortized debt issuance costs and are being amortized to Interest expense, net over the term of the 2019 Senior Notes.

In the event of both a change of control of the Company and a rating downgrade by the rating agencies, the Company will be required to offer to repurchase all outstanding 2020 and 2019 Senior Notes at 101% of their principal amount, plus accrued and unpaid interest.

The Indentures contains customary events of default, which include (subject in certain cases to customary grace and cure periods), nonpayment of principal or interest; breach of other agreements in the Indenture; failure to pay certain other indebtedness; certain events of bankruptcy or insolvency; failure to pay certain final judgments; and failure of certain guarantees to be enforceable.
Credit Agreement
The Company maintains a Credit Agreement which, as amended, provided for a term loan facility of $950 million and a revolving credit facility of $1.2 billion. On February 25, 2020, the Company executed a Fifth Amendment, which amended the Credit Agreement to, among other things:
•increase the maximum allowable Consolidated Leverage Ratio to 5.00 to 1.00 until December 31, 2021 and 4.50 to 1.00 thereafter.
•upon the consummation of the divestiture of the Environmental Solutions business, each of the foregoing maximum permitted Consolidated Leverage Ratio levels were reduced to 4.75 to 1.00 until December 31, 2021 and 4.25 to 1.00 thereafter.
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

In the year ended December 31, 2020 and in connection with the Fifth Amendment, the Company incurred issuance costs of $1.7 million, of which $0.4 million has been charged to Interest expense, net. The remainder was capitalized as unamortized debt issuance costs and is being amortized to Interest expense, net over the remaining term of the Credit Agreement.

The Company may make prepayments against the amended Senior Credit Facility, in whole or in part, without premium or penalty. The Company would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions.

As of December 31, 2020, the Company was in compliance with its Credit Agreement Debt Leverage Ratio covenant, with an actual ratio of 3.54 to 1.00, which was below the allowed maximum ratio of 4.75 to 1.00 as set forth in the Fifth Amendment. On April 6, 2020, the Company completed the divestiture of the Environmental Solutions business. Therefore, effective April 6, 2020, the Consolidated Leverage Ratio decreased by 0.25 to 4.75 to 1.00 for fiscal quarters ending on or before December 31, 2021 and 4.25 to 1.00 for fiscal quarters ending on or after March 31, 2022.
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

2020 10-K Annual Report	Stericycle, Inc. • 79

Table of Contents	PART II

A failure to comply with these covenant provisions could result in an event of default. Upon an event of default, unless waived, the lenders could elect to terminate their commitments, cease making further loans, and/or cause their loans to become due and payable in full, foreclose against the assets securing the debt under our Credit Agreement, and force us and our subsidiaries into bankruptcy or liquidation.
Other Matters
Amounts committed to outstanding letters of credit and the unused portion of our Senior Credit Facility at December 31 were as follows:

In millions
	2020	2019
Outstanding letters of credit under Senior Credit Facility	$79.5	$33.0
Unused portion of the Revolving Credit Facility	947.2	408.3
Payments due on long-term debt, excluding finance lease obligations, during each of the five years subsequent to December 31, 2020 are as follows:

In millions
2021	$87.3
2022	571.4
2023	5.1
2024	605.2
2025	0.9
Thereafter	500.5
Total	$1,770.4

NOTE 10 – INCOME TAXES

The U.S. and International components of income (loss) before income taxes consisted of the following for the years ended, December 31:

In millions
	2020	2019	2018
United States	$65.6	$(150.5)	$(189.1)
Foreign	(121.6)	(212.3)	(86.3)
Total loss before income taxes	$(56.0)	$(362.8)	$(275.4)
Significant components of the Company’s income tax benefit (expense) for the years ended December 31, are as follows:

In millions
	2020	2019	2018
Current
United States - federal	$108.3	$—	$—
United States - state and local	(2.9)	(10.7)	(0.4)
Foreign	(6.0)	(6.4)	(8.5)
	99.4	(17.1)	(8.9)
Deferred
United States - federal	(85.9)	23.9	24.4
United States - state and local	(13.7)	8.0	11.2
Foreign	0.3	2.0	3.1
	(99.3)	33.9	38.7
Total benefit	$0.1	$16.8	$29.8
A reconciliation of the income tax provision computed at the federal statutory rate to the effective tax rate for the years ended December 31, are as follows:

2020 10-K Annual Report	Stericycle, Inc. • 80

Table of Contents	PART II

	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%
Effect of:
State and local taxes, net of federal tax effect	(11.2%)	1.2%	4.2%
Foreign tax rates	14.3%	5.1%	4.2%
Permanent - other items	(2.1%)	(4.2%)	0.5%
Permanent - goodwill impairment	—%	(14.1%)	(9.1%)
CARES Act / Tax Act	79.2%	—%	(3.2%)
Valuation allowance	(26.5%)	(1.2%)	(7.5%)
Divestitures	(62.7%)	1.2%	—%
Stock-based compensation and executive compensation disallowance	(11.9%)	(1.0%)	1.2%
Other	0.1%	(3.4%)	(0.5%)
Effective tax rate	0.2%	4.6%	10.8%
Deferred tax liabilities and assets at December 31, were as follows:

In millions
	2020	2019
Deferred tax liabilities:
Property, plant and equipment	$(49.0)	$(68.1)
Goodwill and intangibles	(391.2)	(417.9)
Leases - right of use asset	(91.3)	(84.5)
Other	(17.1)	(10.9)
Total deferred tax liabilities	(548.6)	(581.4)
Deferred tax assets:
Accrued liabilities	63.1	87.8
Leases - right of use liability	96.5	88.7
Net operating tax loss carry-forwards	49.0	116.2
Interest expense carry-forward	11.3	31.2
Other	15.0	11.4
Less: valuation allowance	(52.0)	(39.4)
Total deferred tax assets	182.9	295.9
Net deferred tax liabilities	$(365.7)	$(285.5)
The valuation allowance increased $12.6 million during the year ended December 31, 2020, primarily due to non-benefited foreign losses.
On March 27, 2020, the President signed into law the CARES Act, which is a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. As a result of the CARES Act tax law changes, for the year ended December 31, 2020, we recognized a $44.4 million tax benefit related to our ability to carryback net operating losses to prior years that had higher tax rates. In July 2020, the Company received a cash refund of $48.0 million, and in December 2020, the Company received $64.2 million (of which $62.0 million was the cash refund claim, and $2.2 million was interest income). A remaining carryback claim associated with the finalization of the 2019 U.S. federal income tax return is currently filed with the IRS, and the anticipated refund is less than $1.0 million.
Additionally, in further response to the COVID-19 pandemic, on December 27, 2020, the President signed the CAA 2021, which provides several business tax relief provisions, including (1) extension of the CFC look-through rule through 2025, (2) a temporary 100% deduction for business meals paid or incurred in 2021 and 2022, and (3) extension of the WOTC through 2025. Such provisions are generally not significant to the Company's current tax footprint; however, the Company will continue to assess the CAA 2021 on an ongoing basis.
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

2020 10-K Annual Report	Stericycle, Inc. • 81

Table of Contents	PART II
In accordance with SAB 118 and the Company’s understanding of the Tax Act and guidance available, the Company calculated the provisional estimate of the tax impact of the Tax Act on its year end 2017 income tax benefit/provision and as a result recognized an income tax benefit of $129.8 million in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, the one-time transition tax on the mandatory deemed repatriation of foreign earnings and the related expected foreign withholding taxes on such earnings are reflected in the table below.

The net tax benefit recognized during the year ended December 31, 2017, related to the Tax Act was as follows:

In millions
Remeasurement of net deferred tax liabilities due to enacted rate reduction	$167.7
Section 965 transition tax on foreign earnings	(24.3)
Foreign withholding taxes on such earnings	(13.6)
Net tax benefit from the Tax Act	$129.8
During the year ended December 31, 2018, the Company adjusted the Tax Act provisional amounts recognized as of December 31, 2017 for the one-time transition tax, deferred taxes, and foreign withholding taxes. These adjustments resulted in a net charge to the tax provision of $8.8 million. As of December 31, 2018, the accounting for the various elements of the Tax Act was complete. Adjustments may be necessary in future periods due to potential technical corrections to the Tax Act and/or regulatory guidance that may be issued by the U.S. Internal Revenue Service.
As of December 31, 2020, the Company plans to repatriate any undistributed earnings of its first-tier foreign subsidiaries back to the U.S. only to the extent that they were previously taxed under the Tax Act, and future repatriations may take the form as distributions from previously taxed earnings and profits and/or return of capital distributions. All other undistributed earnings, to the extent there are any, will remain permanently reinvested to support existing working capital needs in the foreign subsidiaries. A withholding tax, unrealized foreign exchange gain, and state income tax accrual has been recorded, as applicable. The Company has not provided for deferred taxes on outside basis differences for investments in its foreign subsidiaries that are unrelated to unremitted earnings as these basis differences will be indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of outstanding basis difference is not practicable to calculate.
At December 31, 2020, the net operating loss carry-forwards from both foreign and domestic operations are approximately $161.9 million and certain of these net operating loss carry-forwards begin to expire in 2021.  The tax benefits of these net operating losses is approximately $49.0 million at December 31, 2020, on which valuation allowances of $25.3 million were recognized offsetting such tax benefits.
The Company files income tax returns in the U.S., in various states and in certain foreign jurisdictions. We generally are no longer subject to U.S. federal, state, local, or non-US income tax examinations by tax authorities for years prior to 2015.
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
The total amount of unrecognized tax benefit at December 31, 2020 is $24.3 million.  The amount of uncertain tax positions that, if recognized, would affect the effective tax rate is approximately $23.2 million.  We recognized interest and penalties related to income tax reserves as a benefit in the amount of $1.5 million, $0.7 million, and charge of $0.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, as a component of income tax expense. It is reasonably possible that our unrecognized tax benefits will decrease by as much as $5.0 million to $10.0 million in the next 12 months primarily due to the progress of federal, state, and international audits.
The following table summarizes the aggregate changes in unrecognized tax benefits:

2020 10-K Annual Report	Stericycle, Inc. • 82

Table of Contents	PART II

In millions
Unrecognized tax positions as of December 31, 2018	$64.7
Gross increases - tax positions in prior periods	1.2
Gross increases - current period tax positions	4.6
Settlements	(0.2)
Lapse of statute of limitations	(7.6)
Unrecognized tax positions as of December 31, 2019	62.7
Gross increases (decreases) - tax positions in prior periods	(33.5)
Gross increases - current period tax positions	2.4
Settlements	(0.8)
Lapse of statute of limitations	(6.5)
Unrecognized tax positions as of December 31, 2020	$24.3
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
The Company filed a PFA with the IRS related to a claim under Internal Revenue Code Section 1341 concerning the tax rate to be applied to the SQ Settlement on the Company’s 2018 tax return. As a result of the enactment of the CARES Act, the Company was able to realize a benefit at the higher tax rate on a portion of the SQ Settlement. In 2020, in consideration of the CARES Act, we revised the PFA, a portion of the long-term receivable previously established for the Section 1341 claim was reclassified to a current income tax receivable, and the related uncertain tax position has been released as part of the tax benefit for 2020.
Subsequently, we amended the 2018 tax return to reduce the Section 1341 benefit as a result of discussions with the IRS as part of the PFA program. Consequently, the remaining long-term receivable established for the Section 1341 claim and the corresponding uncertain tax position has been reclassified to a current income tax receivable and a current income tax liability, respectively, as both are expected to settle within one year, and with respect to the uncertain tax position, to settle in cash. Any additional income tax benefit resulting from the claim in a future period may be recognized as appropriate in accordance with the guidance in ASC 740 on the accounting for uncertain tax positions. There can be no assurance that this amount or any amount will be recovered as a result of this claim.
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
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.  The impact of our creditworthiness and non-performance risk has been considered in the fair value measurements noted below.  There were no movements of items between fair value hierarchies in the years presented.

2020 10-K Annual Report	Stericycle, Inc. • 83

Table of Contents	PART II
Our contingent consideration liabilities are reassessed at the end of every reporting period and are recorded using Level 3 inputs. The amounts are classified as either other current liabilities or other liabilities and are presented as follows as of December 31:

In millions
	2020	2019
Other current liabilities	$0.4	$0.6
Other liabilities	5.3	7.4
Total contingent consideration	$5.7	$8.0
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
If the financial performance measures were all fully met, the maximum aggregate liability would be $8.2 million at December 31, 2020.
Changes to contingent consideration are reflected in the table below:

In millions
Contingent consideration as of January 1, 2018	$10.3
Decrease due to payments	(2.3)
Contingent consideration as of December 31, 2019	8.0
Change in fair value reflected in SG&A	(2.1)
Currency Translation Adjustment	(0.1)
Decrease due to payments	(0.1)
Contingent consideration as of December 31, 2020	$5.7
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as result of acquisitions, the classification of disposal groups as held-for-sale, or the re-measurement of assets resulting in impairment charges.  See Note 3 – Acquisitions, Note 4 – Restructuring, Divestitures, and Impairments, Note 5 Property, Plant and Equipment, and Note 7 - Goodwill And Other Intangible Assets for further discussion of the fair value of assets and liabilities associated with Acquisitions and Assets Held for Sale. These values are generated using Level 3 inputs.
Fair Value of Debt: The estimated fair value of the Company’s debt obligations, using Level 2 inputs, compared to the carrying amount at December 31 was as follows:

In billions
	2020	2019
Fair value of debt obligations	$1.86	$2.73
Carrying value of debt obligations	1.80	2.68
The fair values were estimated using an income approach by applying market interest rates for comparable instruments.
Accounts receivable, accounts payable, and accrued liabilities are financial assets and liabilities, respectively, with carrying values that approximate fair value, using Level 3 inputs.
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

2020 10-K Annual Report	Stericycle, Inc. • 84

Table of Contents	PART II
Environmental remediation liabilities in total at December 31 were presented as follows:

In millions
	2020	2019
Accrued liabilities - other	$0.4	$4.7
Other long-term liabilities	—	27.2
Total environmental liabilities	$0.4	$31.9

The reduction in environmental liabilities relates primarily to the Environmental Solutions business, which was sold on April 6, 2020 and included $27.5 million of environmental remediation liabilities (see Note 4 - Restructuring, Divestitures, and Impairments).
Asset Retirement Obligations
The Company has asset retirement obligations that it is required to perform under law or contract once an asset is permanently taken out of service. Most of these obligations are not expected to be paid until many years in the future and are expected to be funded from general company resources at the time of removal.
At December 31, 2020 and 2019, the total asset retirement obligation liabilities recognized were $19.7 million and $19.4 million, respectively and were included in Other long-term liabilities on the Consolidated Balance Sheets.
Letters of Credit, Surety Bonds and Bank Guarantees
As of December 31, 2020 and 2019, the Company had $79.5 million and $33.0 million, respectively, of stand-by letters of credit outstanding against our senior credit facility (see Note 9 – Debt). As of December 31, 2019, we had $52.3 million of stand-by letters of credit outstanding against another facility which was entered into during 2019. As of December 31, 2020, no amounts of stand-by letters of credit were outstanding. In addition, at December 31, 2020 and 2019 we had, $37.9 million and $72.3 million, respectively, of surety bonds and $21.2 million and $19.3 million, respectively, of bank guarantees. The bank guarantees are issued mostly by the Company’s international subsidiaries for various purposes, including leases, seller notes, contracts and permits. The surety bonds are used for performance and financial guarantees. Neither the bank guarantees nor the surety bonds affect the Company’s ability to use its various lines of credit.

Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction (see Note 4 - Restructuring, Divestitures, and Impairments). If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid material amounts under these provisions and, as of December 31, 2020, these indemnifications obligations were not material.
NOTE 13 – RETIREMENT AND OTHER EMPLOYEE BENEFIT PROGRAMS

Defined Contribution Plans:
The Company has a 401(k) defined contribution retirement savings plan covering substantially all domestic employees. Each participant may elect to defer a portion of his or her compensation subject to certain limitations.  The Company may contribute up to 50% of compensation contributed to the Plan by each employee up to a maximum of $3,000 per annum.  During the years ended December 31, 2020, 2019 and 2018, the Company's contributions were $8.7 million, $11.0 million and $10.6 million, respectively.
The Company also has several foreign defined contribution plans, which require the Company to contribute a percentage of the participating employee’s salary according to local regulations. During the years ended December 31, 2020, 2019 and 2018, the Company's total contributions were $4.6 million, $5.0 million and $3.1 million, respectively.
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

2020 10-K Annual Report	Stericycle, Inc. • 85

Table of Contents	PART II
other participating employers; (ii) if a participating employer stops contributing to the Multiemployer Pension Plans, the unfunded obligations of the Multiemployer Pension Plan may be required to be assumed by the remaining participating employers and (iii) if the Company chooses to stop participating in any of its Multiemployer Pension Plans or if any event should significantly reduce or eliminate the need to participate (such as employee layoffs or closure of a location), the Company may be required to pay those plans a withdrawal amount based on the underfunded status of the plan.  Based upon the most recent information available, one of the plans the Company participates in is in “critical” status due to an accumulated funding deficiency and has adopted a rehabilitation plan to address the funding deficiency position.
The following table outlines the Company’s participation in Multiemployer Pension Plans:

			Pension Protection Act Zone Status (1), (3)		FIP/RP Status (2)	Company Contributions (4) (in millions)		Expiration Date of Collective Bargaining Agreements
	Plan Employer ID Number	Plan #	2020	2019		2020	2019
Pension Plan Private Sanitation Union, Local 813 IBT	13-1975659	1	Red/ Critical	Red/ Critical	Implemented	$0.6	$0.6	various dates
Nurses And Local 813 IBT Retirement Plan	13-3628926	1	Green	Green	N/A	$0.1	$—	various dates
(1)Zone status is defined by the Department of Labor and the Pension Protection Act of 2006 and represents the level at which the plan is funded.  Plans in the red zone are less than 65% funded, while plans in the green zone are at least 80% funded. Status is based on information received from the Multiemployer Pension Plans and is certified by the pension plans actuary.
(2)The "FIP/RP Status" column indicates Multiemployer Pension Plans for which a Funding Improvement Plan ("FIP”) or a Rehabilitation Plan ("RP") has been implemented or is pending.  The most recent Pension Protection Act zone status available in 2020 and 2019 is for the plans’ year-end December 31, 2019.
(3)A Multiemployer Pension Plan that has been certified as endangered, seriously endangered or critical may begin to levy a statutory surcharge on contribution rates.  Once authorized, the surcharge is at the rate of 5% for the first 12 months and 10% for any periods thereafter, until certain conditions are met. Contributing employers, however, may eliminate the surcharge by entering into a collective bargaining agreement that meets the requirements of the applicable FIP or RP.
(4)The Company was listed in the Form 5500 for the Pension Plan Private Sanitation Union Local 813 IBT as individually significant for contributing more than 5% of total contributions to such plan during the plan years ended December 31, 2019.  At the date these financial statements were issued, Forms 5500 were not available for the Multiemployer Pension Plans for the year ended December 31, 2020.
NOTE 14 – STOCK BASED COMPENSATION

At December 31, 2020, the Company had the following incentive stock plans:
•the 2017 Plan;
•the 2014 Plan;
•the 2011 Plan;
•the 2008 Plan; and
•the 2005 Plan;
At December 31, 2020, the Company had reserved a total of 3,016,597 shares for issuance under its incentive stock plans.
The Plans provide for the grant of NSOs, ISOs, RSUs and PSUs intended to qualify under Section 422 of the Internal Revenue Code; and the 2000 Plan provides for the grant of NSOs.  The Plans authorize awards to the Company’s officers, employees and consultants and to the Company’s directors.
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

2020 10-K Annual Report	Stericycle, Inc. • 86

Employee Stock Purchase Plan:
In October 2000, our Board of Directors adopted the ESPP, which our stockholders approved in May 2001 and was made effective as of July 1, 2001.  The ESPP authorizes 1,799,999 shares of our common stock, which substantially all U.S. employees may purchase through payroll deductions at a price equal to 85% of the fair market values of the stock as of the end of the 6 months offering period.  An employee's payroll deductions and stock purchase, may not exceed $5,000 during any offering period.  During 2020, 2019, and 2018, 70,120 shares, 97,669 shares and 131,959 shares, respectively, were issued through the ESPP. At December 31, 2020, we had 587,705 shares available for issuance under the ESPP plan.

Stock-Based Compensation Expense:
During 2020, there were no changes to our stock compensation plans or modifications to outstanding stock-based awards which would change the value of any awards outstanding.
The following table presents the total stock-based compensation expense resulting from stock option awards, RSUs, PSUs and the ESPP and Canada ESPP included in the Consolidated Statements of Loss:

In millions
	Year Ended December 31,
	2020	2019	2018
SG&A - stock option plans	$3.2	$8.0	$10.8
SG&A - RSUs	15.6	7.8	7.2
SG&A - PSUs	5.9	0.5	5.1
SG&A - ESPP and Canada ESPP	0.8	0.8	1.0
Total pre-tax expense	$25.5	$17.1	$24.1
During the years ended December 31, 2020, 2019 and 2018, the impact of forfeitures was a reduction to expense of $4.9 million, $6.7 million, and $3.5 million, respectively.
Stock Options:
Options granted to non-employee directors vest in one year and options granted to officers and employees generally vest over five years.  Expense related to options with graded vesting is recognized using the straight-line method over the vesting period.
Stock option activity for the year ended December 31, 2020 is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding as of January 1, 2020	3,967,425	$96.32
Granted	—	$—
Exercised	(49,448)	$54.21
Forfeited	(122,685)	$71.95
Cancelled or expired	(934,824)	$102.67
Outstanding as of December 31, 2020	2,860,468	$96.00	2.50	$6.7
Exercisable as of December 31, 2020	2,490,182	$100.50	2.00	$2.2
At December 31, 2020, there was $3.6 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 1.6 years.
The following table sets forth the intrinsic value of options exercised for the years ended December 31:

In millions
	2020	2019	2018
Total exercise intrinsic value of options exercised	$0.5	$2.1	$4.7
The exercise intrinsic value represents the total pre-tax intrinsic value (the difference between the fair value on the trading day the option was exercised and the exercise price associated with the respective option).

2020 10-K Annual Report	Stericycle, Inc. • 87

There were no stock options granted in the year ended December 31, 2020. The Company uses historical data to estimate expected life and volatility. The fair value of stock options at the time of grant using the Black-Scholes option pricing model was as follows:

	Year Ended December 31,
	2019	2018
Stock options granted (shares)	340,652	430,337
Weighted average fair value at grant date	$14.41	$16.79
Assumptions:
Expected term (in years)	4.34	4.89
Expected volatility	30.99%	25.52%
Expected dividend yield	0.00%	0.00%
Risk free interest rate	2.35%	2.64%
Restricted Stock Units:
The fair value of RSUs is based on the closing price of the Company's common stock on the date of grant and is amortized to expense over the service period.  RSUs vest at the end of three or five years.  The 2017 Plan includes a share reserve for RSUs granted at a 1-1 ratio while our 2008, 2011 and 2014 Plans reserve at a 2-1 ratio. No RSUs were granted under the 2005 Plan.
RSUs activity during the year ended December 31, 2020, is as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in millions)
Non-vested as of January 1, 2020	439,080	$59.09
Granted	574,712	$51.82
Vested and Released	(326,797)	$54.63
Forfeited	(139,760)	$55.72
Non-vested as of December 31, 2020	547,235	$54.96	1.10	$37.9
At December 31, 2020, there was $19.3 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 1.9 years.  The fair value of units that vested during the years ended December 31, 2020, 2019, and 2018 was $18.2 million, $5.3 million, and $4.2 million, respectively.
Performance-Based Restricted Stock Units:
Our executive officers PSU program was introduced in 2017.  PSUs issued to executive officers in 2018 and 2019 vest, or not, in three equal annual installments based on the achievement of pre-determined annual earnings per share performance goals as approved by the Compensation Committee.  Each of the PSU’s granted represent the right to receive one share of the Company’s common stock at a specified future date.
Our PSU program was expanded in 2020 to include employees in additional levels below executive officer. PSUs issued beginning in 2020 vest, or not, at the end of the three-year period following the grant date based on the achievement of pre-determined annual earnings per share and annual return on invested capital performance goals as approved by the Compensation Committee (each metric is weighted at 50% of the whole). At the end of the three-year period, the results from each of the three years are averaged to calculate one achievement percentage number, and then a relative total shareholder return (rTSR) modifier is applied to that number in order to determine the final share amount, based on Stericycle’s stock’s market performance relative to performance of the S&P MidCap 400 Index. The modifier can adjust the final shares issued by applying a multiplier of 75% - 125%.
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

2020 10-K Annual Report	Stericycle, Inc. • 88

PSUs activity during the year ended December 31, 2020, is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2020	116,049	$63.77
Granted	109,006	$58.09
Vested and Released	(38,885)	$48.23
Forfeited (including performance goal not achieved)	(94,128)	$50.58
Non-vested as of December 31, 2020	92,042	$57.79
The table above reflects the number of shares at target which could be granted upon vesting of the executive and Business Transformation PSU’s for which performance goals related to 2020 have been established.  At December 31, 2020, approximately 224,000 of additional PSUs exist which will vest in tranches based upon achievement of performance goals to be established for fiscal years 2021 and 2022.
NOTE 15 – PREFERRED STOCK

At December 31, 2020, the Company had 1,000,000 authorized shares of preferred stock and zero shares issued and outstanding.
Series A Mandatory Convertible Preferred Stock Offering:  On September 15, 2015, the Company completed a registered public offering of 7,700,000 depository shares, each representing a 1/10th interest in a share of 5.25% Series A Mandatory Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), at a public offering price of $100.0 per depository share for total gross proceeds of $770.0 million.
On September 14, 2018, in accordance with their terms of issue, 638,190 shares of the Company’s Series A Preferred Stock, representing all of the preferred stock outstanding as of that date, were converted into a total of 4.7 million shares of the Company’s common stock at a ratio of 7.3394 shares of common stock for each share of Series A Preferred Stock.
Prior to the conversion referenced above, dividends on shares of the Series A Preferred Stock were payable on a cumulative basis when, as and if declared by the Company’s Board of Directors, or an authorized committee thereof, at an annual rate of 5.25% on the liquidation preference of $1,000 per share (and, correspondingly, $100.0 per share with respect to the depository shares). The dividends were payable in cash, or subject to certain limitations, in shares of common stock, or any combination of cash and shares of common stock, on March 15, June 15, September 15, and December 15 of each year, commencing on December 15, 2015, and to, and including, September 15, 2018.
The Company declared and paid dividends of $25.5 million to the Series A Preferred Stock shareholders during the year ended December 31, 2018.
The following table provides information about the Company’s repurchases of depository shares of Series A Preferred stock, prior to the conversion referenced above, during the year ended December 31, 2018:

2020 10-K Annual Report	Stericycle, Inc. • 89

In millions, except share and per share data
	Number of Depository Shares Repurchased	Amount Paid for Repurchases	Average Price Paid per Share
January 1, 2018 - January 31, 2018	—	$—	$—
February 1, 2018 - February 28, 2018	151,900	7.4	49.05
March 1, 2018 - March 31, 2019	—	—	—
April 1, 2018 - April 30, 2018	—	—	—
May 1, 2018 - May 31, 2018	150,000	7.4	49.24
June 1, 2018 - June 30, 2018	—	—	—
July 1, 2018 - July 31, 2018	—	—	—
August 1, 2018 - August 31, 2018	50,000	2.4	47.05
September 1, 2018 - September 30, 2018	—	—	—
October 1, 2018 - October 31, 2018	—	—	—
November 1, 2018 - November 30, 2018	—	—	—
December 1, 2018 - December 31, 2018	—	—	—
Total	351,900	$17.2	$48.85
For the year ended December 31, 2018, repurchases of the Company’s depository shares resulted in increases in retained earnings of $16.9 million, because the Company redeemed the depository shares at a discount.  The 351,900 depository shares repurchased during 2018 were equivalent to 35,190 shares of Series A Preferred Stock.
NOTE 16 – LOSS PER COMMON SHARE

Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of shares of common stock outstanding during the period.  Diluted earnings  per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued.  Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s ESPP and Canada ESPP, RSUs, PSUs, and the impact of the Series A Preferred Stock prior to conversion on September 14, 2018.  The effect of potentially dilutive securities is reflected in diluted earnings per share by application of the "treasury stock method" for outstanding stock-based compensation awards.  Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.  For the issue of Series A Preferred Stock, we used the "if-converted method", weighted for the period prior to conversion.  Under the if-converted method, the preferred dividend applicable to Series A Preferred Stock was added back as an adjustment to the numerator.  The Series A Preferred Stock shares were assumed to be converted to common shares at the beginning of the period or, if later, at the time of issuance and through their conversion on September 14, 2018, for the year ended December 31, 2018, these common shares are weighted for the period the Series A Preferred Stock was outstanding with the resulting weighted average common shares included in the denominator.  In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.  The numerator was also adjusted for any premium or discount arising from redemption of the Series A Preferred Stock.
The following table sets forth the computation of basic and diluted (loss) earnings per share:

2020 10-K Annual Report	Stericycle, Inc. • 90

Table of Contents	PART II

In millions, except per share data
	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss attributable to Stericycle, Inc.	$(57.3)	$(346.8)	$(244.7)
Mandatory convertible preferred stock dividend	—	—	(25.5)
Gain on repurchase of preferred stock	—	—	16.9
Numerator for basic loss per share attributable to Stericycle, Inc. common shareholders	$(57.3)	$(346.8)	$(253.3)
Denominator:
Denominator for basic loss per share - weighted average shares (1)	91.5	91.0	87.1
Effect of dilutive securities:
Stock-based compensation awards (2)	—	—	—
Mandatory convertible preferred stock (3)	—	—	—
Denominator for diluted loss per share - adjusted weighted average shares and after assumed exercises	91.5	91.0	87.1
Loss per share – Basic	$(0.63)	$(3.81)	$(2.91)
Loss per share – Diluted	$(0.63)	$(3.81)	$(2.91)
(1)For the year ended December 31, 2018, the denominator for basic (loss) earnings per share includes $1.4 million shares representing the weighted-average impact of the common shares outstanding as a result of the Series A Preferred Stock conversion on September 14, 2018.
(2)For the years ended December 31, 2020, 2019, and 2018 options to purchase shares and awards (in thousands) of 264, 74, and 124, respectively, were excluded from the computation of diluted (loss) earnings per share due to the net loss incurred for the year. In periods of net loss, options, RSUs, and PSUs are anti-dilutive and therefore excluded from the earnings per share calculation.
(3)For the year ended December 31, 2018, the weighted average common shares (in thousands) issuable upon the assumed conversion of the Series A Preferred Stock, totaling 3,367, were excluded from the computation of diluted (loss) earnings per share as such conversion would have been anti-dilutive.
The following table presents Options and RSUs that were not included in the computation of diluted loss per share because the effect would have been anti-dilutive under the treasury stock method.

In thousands
	Year Ended December 31,
	2020	2019	2018
Options excluded from computation of diluted loss per share.	3,017	4,507	4,664
RSUs excluded from computation of diluted loss per share.	4	98	169
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

2020 10-K Annual Report	Stericycle, Inc. • 91

Table of Contents	PART II
NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the changes in the components of accumulated other comprehensive loss:

In millions
	Currency Translation (Loss) Income Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of January 1, 2018	$(283.0)	$(4.0)	$(287.0)
Period change	(79.3)	1.0	(78.3)
Balance as of December 31, 2018	(362.3)	(3.0)	(365.3)
Accelerated amortization of interest rate lock premiums		2.3	2.3
Cumulative currency translation loss realized through disposition of Mexico operations	18.9	—	18.9
Cumulative currency translation loss realized through disposition of Chile operations	16.8	—	16.8
Period change	8.5	0.7	9.2
Balance as of December 31, 2019	(318.1)	—	(318.1)
Cumulative currency translation loss realized through disposition of Argentina operations	87.2	—	87.2
Period change	43.5	—	43.5
Balance as of December 31, 2020	$(187.4)	$—	$(187.4)

NOTE 18 – SEGMENT REPORTING

The Company evaluates, oversees and manages the financial performance of two operating segments – North America and International.
The North America and International segments offer the following services: RWCS, which provide collection and processing of regulated and specialized waste, including medical (including reusable sharps disposal management services), pharmaceutical and hazardous waste, for disposal and compliance programs (under the Steri-Safe®, Clinical Services, First Practice Management, SeguriMed and EnviroAssure brand names); SID Services, which provide for the collection of personal and confidential information for secure destruction and recycling of shredded paper; and CRS which includes communication services such as appointment reminders, secure messaging, event registration and other communications for hospitals and IDN’s.
Beginning in 2020, we have changed our measure of segment profitability to Adjusted Income from Operations. Adjusted Income from Operations is Income (Loss) from Operations excluding certain specified items, including Intangible Amortization. Also, beginning in 2020, we presented our operations in Puerto Rico, which historically had been reported in our International reportable segment, in our North America reportable segment.  Also in 2020, we presented U.S. CRS, which historically had been reported in Other, in our North America reportable segment. As a result of these changes in segment reporting, all applicable historical segment information has been recast to conform to the new presentation.
The segments were updated to reflect how the chief operating decision maker evaluates performance, determines resource allocation, and develops and executes strategies to drive growth and profitability. As a result of these changes in segment reporting, all applicable historical segment information has been recast to conform to the new presentation.

Our reportable segments are:
•North America
•International

Other (includes costs related to corporate enabling and shared services functions, annual incentive compensation, and stock-based compensation)

2020 10-K Annual Report	Stericycle, Inc. • 92

Table of Contents	PART II
The following tables show financial information for the Company's reportable segments:

In millions
	Year Ended December 31,
	2020	2019	2018
Revenues
North America	$2,189.2	$2,739.9	$2,843.1
International	486.3	569.0	642.8
Total	$2,675.5	$3,308.9	$3,485.9
Depreciation (1)
North America	$78.1	$88.7	$86.3
International	21.7	27.3	29.3
Other	6.8	9.8	10.0
Total	$106.6	$125.8	$125.6
Intangible Amortization
North America	$98.3	$111.1	$105.1
International	26.6	34.1	25.2
Other	—	—	—
Total	$124.9	$145.2	$130.3
Adjusted Income from Operations
North America	$606.0	$595.0	$754.4
International	46.5	70.7	64.7
Other	(263.9)	(213.7)	(200.1)
Total	$388.6	$452.0	$619.0
Total Assets
North America	$4,377.5	$5,183.5	$5,212.1
International	946.0	980.4	1,100.5
Other	258.4	273.1	142.9
Total	$5,581.9	$6,437.0	$6,455.5
(1) Excludes depreciation of $2.0 million and $1.8 million for the year ended December 31, 2020 and 2019, respectively, which is included as part of Business Transformation.
The following table reconciles the Company's primary measure of segment profitability, Adjusted Income from Operations, to Income (loss) from operations:

In millions
	Year Ended December 31,
	2020	2019	2018
Total Reportable Segment Adjusted Income from Operations	$388.6	$452.0	$619.0
Intangible Amortization	(124.9)	(145.2)	(130.3)
Business Transformation	(50.8)	(67.7)	(82.6)
Acquisition and Integration	—	(3.5)	(9.8)
Operational Optimization	(3.1)	(14.5)	(29.4)
Divestitures (including Divestiture Losses, net of Gains)	(133.0)	(114.7)	(20.5)
Litigation, Settlements and Regulatory Compliance	(20.3)	(28.2)	(93.2)
Asset Impairments	(15.5)	(22.1)	(26.5)
Goodwill Impairment	—	(228.3)	(358.7)
Other	(9.1)	(39.7)	(29.1)
Income (loss) from operations	$31.9	$(211.9)	$(161.1)

2020 10-K Annual Report	Stericycle, Inc. • 93

Table of Contents	PART II
NOTE 19 – GEOGRAPHIC AREA

The following table presents consolidated revenues and long-lived assets by geographic region:

In millions
	Year Ended December 31,
	2020	2019	2018
Revenues
U.S.	$2,067.3	$2,586.8	$2,685.6
International:
Europe	377.7	379.3	415.5
Other international countries	230.5	342.8	384.8
Total international	608.2	722.1	800.3
Total	$2,675.5	$3,308.9	$3,485.9
Long-Lived Assets
U.S.	$4,086.0	$4,700.6	$4,505.3
International:
Europe	632.5	636.5	612.7
Other international countries	254.5	301.0	485.4
Total international	887.0	937.5	1,098.1
Total	$4,973.0	$5,638.1	$5,603.4
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
In accordance with applicable accounting standards, the Company establishes an accrued liability for loss contingencies related to legal and regulatory matters when the loss is both probable and reasonably estimable. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is not probable or a probable loss is not reasonably estimable, no liability is recorded. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. These accruals represent management’s best estimate of probable losses and, in such cases, there may be an exposure to loss in excess of the amounts accrued. Estimates of probable losses resulting from litigation and regulatory proceedings are difficult to predict. Legal and regulatory matters inherently involve significant uncertainties based on, among other factors, the jurisdiction and stage of the proceedings, developments in the applicable facts or law, and the unpredictability of the ultimate determination of the merits of any claim, any defenses the Company may assert against that claim, and the amount of any damages that may be awarded. The Company’s accrued liabilities for loss contingencies related to legal and regulatory matters may change in the future as a result of new developments, including, but not limited to, the occurrence of new legal matters, changes in the law or regulatory environment, adverse or favorable rulings, newly discovered facts relevant to the matter, or changes in the strategy for the matter. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

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

2020 10-K Annual Report	Stericycle, Inc. • 94

Table of Contents	PART II
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
Certain class members who have opted out of the Final SQ Settlement have filed lawsuits against the Company, and the Company is defending and expects to resolve those actions. The Company has made an accrual in respect of these collective matters consistent with its accrual policies described above, which is not material.
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
Certain class members who have opted out of the Final Securities Class Action Settlement filed lawsuits against the Company. On March 6, 2020, the Company filed motions to dismiss these actions. Before the courts had ruled on the pending motions to dismiss, the parties engaged in discussions through and overseen by a mediator and reached a settlement, which is not material, and which was fully paid in December 2020.
U.S. Government Investigations. On June 12, 2017, the SEC issued a subpoena to the Company, requesting documents and information relating to the Company’s compliance with the FCPA or other foreign or domestic anti-corruption laws with respect to certain of the Company’s operations in Latin America. In addition, the DOJ notified the Company that it was investigating this matter in parallel with the SEC. The Company is cooperating with these agencies and certain foreign authorities. The Company also conducted an internal investigation of these and other matters, including outside of Latin America, under the oversight of the Audit Committee of the Board of Directors and with the assistance of outside counsel, and this investigation found evidence of improper conduct.
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
The Company has been informed that the office of the United States Attorney for the Southern District of New York is conducting a False Claims Act investigation related to Stericycle’s collection, transportation and disposal of hazardous waste. The Company is cooperating with this investigation.
The Company has separately been informed that the State of California Department of Justice has opened an investigation related to Stericycle’s collection, transportation, and disposal of waste generated by government customers in California. The Company is cooperating with this investigation.
The Company has not accrued any amounts in respect of the foregoing matters, as it cannot estimate any reasonably possible loss or any range of reasonably possible losses that the Company may incur. The Company is unable to make such an estimate because, based on what the Company knows now, in the Company’s judgment,

2020 10-K Annual Report	Stericycle, Inc. • 95

Table of Contents	PART II
the factual and legal issues presented in this matter are sufficiently unique that the Company is unable to identify other circumstances sufficiently comparable to provide guidance in making estimates.
Environmental and Regulatory Matters. The Company is regulated by federal, state and local laws enacted to regulate the discharge of materials into the environment, the generation, transportation and disposal of waste, and the cleanup of contaminated soil and groundwater and protection of the environment. Because of the highly regulated nature of its business, the Company frequently becomes a party to legal or administrative proceedings involving various governmental authorities and other interested parties. The issues involved in these proceedings generally relate to alleged violations of existing permits and licenses or alleged responsibility under federal or state Superfund laws to remediate contamination at properties owned either by the Company or by other parties to which either the Company or the prior owners of certain of its facilities shipped waste. From time to time, the Company may be subject to fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. Effective April 6, 2020, the Company completed the divestiture of its Environmental Solutions business, including the facility in Rancho Cordova, California, to Harsco Corporation. Pursuant to the Purchase Agreement, the Company may be subject to certain indemnification claims for matters relating to those Environmental Solutions facilities.
North Salt Lake, Utah. The Company and the United States DOJ have reached a settlement in principle, subject to Court approval, to resolve an investigation by the EPA into alleged past Clean Air Act and permit violations, as previously alleged in the NOV issued by the State of Utah DAQ. The NOV resulted in the Company’s December 2014 settlement with the DAQ, as previously disclosed. The federal settlement is documented in the form of a proposed civil consent decree, which was filed with the United States District Court for the District of Utah on January 29, 2021. If the Court approves the settlement, the Company will undertake a Supplemental Environmental Project, in which it will provide funds to the local Davis County School District to replace older, higher-emission school buses with new, more efficient buses to reduce pollution and protect the local environment, and pay a civil penalty under the Clean Air Act. The Company has accrued the total amount of the agreement in principle, which is not material.
Tabasco, Mexico. In 2016, the ASEA in Mexico conducted a permit compliance inspection at a hazardous waste treatment facility acquired by one of the Company’s subsidiaries in Dos Bocas, Tabasco, Mexico. The ASEA subsequently claimed that the Company’s subsidiary did not comply with the facility’s treatment permit and issued an order imposing a fine and directing that the facility be closed and that alleged contamination be remediated. The Company’s subsidiary engaged a firm of environmental technicians to assess the contamination described in the ASEA order and to conduct a broader environmental assessment of the facility. In November 2017, the ASEA rescinded the prior order imposing the fine. After reassessing the evidence and arguments presented, the ASEA issued a new resolution on March 9, 2018, containing a lower fine and including remedial obligations. In March 2018, the Company submitted a proposal for remedial measures. On April 26, 2018, the Company appealed the fines in the order. In December 2018, the ASEA approved the Company’s remediation plan.
In June 2018, the Company instituted both civil and criminal legal proceedings in Mexico against the company from which it acquired the relevant facility, seeking to hold the seller liable for any remediation as well as damages. In November, 2020, the Company entered into an agreement with the prior owners of the facility, which included the transfer and divestment of the facility and entire subsidiary, including related obligations, back to the prior owners, and resolving all pending litigation between the parties. The transaction closed on December 11, 2020. As a result of the transaction, the Company has recognized its disposal of the subsidiary including its prior accrual for the costs necessary to comply with the ASEA order, which were not material.
Rancho Cordova, California. On June 25 and 26, 2018, the California DTSC conducted a Compliance Enforcement Inspection of the Company’s former Environmental Solutions facility in Rancho Cordova, California. On February 14, 2020, DTSC filed an action in the Superior Court for the State of California, Sacramento County Division, alleging violations of California’s Hazardous Waste Control Law and the facility’s hazardous waste permit arising from the inspection. That action is ongoing.
Separately, on August 15, 2019, the Company received from DTSC a written Intent to Deny Hazardous Waste Facility Permit application for the Rancho Cordova facility. A public hearing was held on September 22, 2019, and the public comment period closed on October 25, 2019. The Company entered a written submission as part of that process. On August 27, 2020, DTSC issued a Notice of Denial of Hazardous Waste Facility Permit Application and on September 25, 2020, the Company filed a Petition for Review, which instituted an administrative appeal of DTSC’s action, which is currently pending.

2020 10-K Annual Report	Stericycle, Inc. • 96

Table of Contents	PART II
The Company has not accrued any amounts in respect of these alleged violations and cannot estimate the reasonably possible loss or the range of reasonably possible losses that it may incur. The Company is unable to make such an estimate because (i) litigation is by its nature uncertain and unpredictable and (ii) in the Company’s judgment, the factual and legal allegations asserted by DTSC are sufficiently unique that it is unable to identify other proceedings with circumstances sufficiently comparable to provide guidance in making estimates.
DEA Investigation – Rancho Cordova, California and Indianapolis, Indiana. On February 11, 2020, the Company received an administrative subpoena from the DEA, which executed a search warrant at the Company’s former Environmental Solutions facility at Rancho Cordova, California and an administrative inspection warrant at the Company’s former facility in Indianapolis, Indiana for materials related to the former Environmental Solutions business of shipping and destroying controlled substances. On that same day, agents from the DTSC executed a separate search warrant at the Rancho Cordova facility. The Company is cooperating with the DEA and DTSC in response to their investigations, including with the government’s activity at the Rancho Cordova and Indianapolis facilities.

The Company has not accrued any amounts in respect of these investigations and cannot estimate the reasonably possible loss or any range of reasonably possible losses that the Company may incur. The Company is unable to make such an estimate because, based on what the Company knows now, in the Company’s judgment, the factual and legal issues presented in this matter are sufficiently unique that the Company is unable to identify other circumstances sufficiently comparable to provide guidance in making estimates
The Company intends to vigorously defend itself against these allegations and actions.
European Retrovirus Investigations. In conjunction with Europol, governmental authorities of Spain, Portugal, and Romania have conducted coordinated inspections of a large number of medical waste management facilities, including Stericycle facilities, relating to the transportation, management and disposal of waste that may be infected with the COVID-19 virus, and related matters. The inspections have resulted in proceedings in Spain and Portugal. The Company intends to vigorously defend itself in these proceedings.

The Company has not accrued any amounts in respect of these investigations, as it cannot estimate the reasonably possible loss or any range of reasonably possible losses that the Company may incur. The Company is unable to make such an estimate because, based on what the Company knows now, in the Company’s judgment, the factual and legal issues presented in this matter are sufficiently unique that the Company is unable to identify other circumstances sufficiently comparable to provide guidance in making estimates.
NOTE 21 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes our unaudited consolidated quarterly results of operations as reported for 2020 and 2019:

In millions, except per share data
	First Quarter 2020	Second Quarter 2020	Third Quarter 2020	Fourth Quarter 2020	Year 2020
Revenues	$785.0	$598.2	$636.4	$655.9	$2,675.5
Gross profit	286.6	229.7	267.3	269.5	1,053.1
Goodwill impairment	—	—	—	—	—
Divestiture losses, net of (gains)	58.3	3.8	104.1	(42.6)	123.6
Net (loss) income attributable to Stericycle, Inc. common shareholders	(20.1)	(4.5)	(81.2)	48.5	(57.3)
* Basic loss per common share	$(0.22)	$(0.05)	$(0.89)	$0.53	$(0.63)
* Diluted loss per common share	$(0.22)	$(0.05)	$(0.89)	$0.53	$(0.63)

2020 10-K Annual Report	Stericycle, Inc. • 97

Table of Contents	PART II

In millions, except per share data
	First Quarter 2019	Second Quarter 2019	Third Quarter 2019	Fourth Quarter 2019	Year 2019
Revenues	$830.1	$845.8	$833.1	$799.9	$3,308.9
Gross profit	297.1	302.6	295.3	279.5	1,174.5
Goodwill impairment	20.9	—	—	207.4	228.3
Divestiture losses, net of (gains)	(5.4)	0.3	83.2	24.9	103.0
Loss on early extinguishment of debt	—	23.1	—	—	23.1
Net (loss) income attributable to Stericycle, Inc. common shareholders	(37.8)	(30.5)	(59.2)	(219.3)	(346.8)
* Basic loss per common share	$(0.42)	$(0.33)	$(0.65)	$(2.41)	$(3.81)
* Diluted loss per common share	$(0.42)	$(0.33)	$(0.65)	$(2.41)	$(3.81)
*    EPS calculated on a quarterly basis, and, as such, the amounts may not total the calculated full-year EPS.

2020 10-K Annual Report	Stericycle, Inc. • 98

Table of Contents	PART II
STERICYCLE, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

In millions
Allowance for doubtful accounts	Balance Beginning of Period	Charges to Expenses	Other Charges/ (Reversals) (1)	Write-offs/ Payments	Balance End of Period
2018	$65.2	$24.9	$(2.1)	$(16.1)	$71.9
2019	$71.9	$25.7	$(5.8)	$(23.9)	$67.9
2020	$67.9	$21.7	$(9.2)	$(24.2)	$56.2
(1)Amounts consist primarily of currency translation adjustments and $9.3 million relating to divestitures undertaken during 2020.

In millions
Valuation Allowance on Deferred Tax Assets	Balance Beginning of Period	Additions/ (Deductions) Charged to/ (from) Income Tax Expense(1)	Other Changes to Reserves (2)	Balance End of Period
2018	$16.1	$20.6	$(1.4)	$35.3
2019	$35.3	$13.3	$(9.2)	$39.4
2020	$39.4	$17.8	$(5.2)	$52.0
(1)2020 amount includes valuation allowances on business operations (including the U.K. and Brazil)
(2)2020 amount consists primarily of currency translation adjustments. 2019 amount consists primarily of divestiture valuation allowances of Mexico and Chile. 2018 amount consists primarily of valuation allowances on acquired deferred tax assets from business combinations.
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
The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective as of December 31, 2020, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance with respect to the preparation and presentation of financial statements in accordance with generally accepted accounting principles.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of

2020 10-K Annual Report	Stericycle, Inc. • 99

Table of Contents	PART II
Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 (included elsewhere herein).
Remediation of Previously Disclosed Material Weaknesses in Internal Control Over Financial Reporting
We had material weaknesses in internal controls, as disclosed in our Annual Report on Form 10-K as of December 31, 2019, and subsequently filed Form 10-Q's in 2020, related to:
(a) not fully implementing and monitoring general information technology controls (GITCs) in the areas of user access and program change management for systems supporting all of the Company’s internal control processes. Our business process controls (automated and manual) are dependent on the affected GITCs and therefore were also deemed ineffective at the end of 2019 because they could have been adversely impacted by the ineffective GITCs and
b) our Environmental Solutions component of the North America segment (further referred to within this Item as “Environmental Solutions”) related to not fully designing, implementing and monitoring controls relevant to our revenue (including the GITCs for systems supporting this process) and cost of disposal processes. Environmental Solutions comprised approximately 17% of our consolidated revenues for the year ended December 31, 2019.
We implemented changes to our internal control over financial reporting throughout 2020, which contributed to the remediation of the material weaknesses described above and included the following:
General Information Technology Controls (GITCs):
The remediation actions implemented related to our GITCs included the following:
•Formalized IT Global Risk and Compliance office responsibilities within the IT function to provide governance, drive accountability, establish GITC compliance and IT performance monitoring, and strengthen our control environment, training and awareness.
•Improved logical access and program change management controls including but not limited to:
◦Enhanced the user access review process completeness and accuracy procedures, ensuring all access for in-scope applications was reviewed in a timely manner.
◦Implemented SuccessFactors as the new HR system and linked it to the Company’s network security which strengthened identity and access management of users in the Company’s network.
◦Created consistency in program change management, supported by standard operating procedures to govern the authorization, testing and approval of changes to systems supporting the Company’s internal control processes.

Divestiture of Environmental Solutions:
As disclosed in Form 8-K dated April 6, 2020, the Company completed the divestiture of the Environmental Solutions disposal group. As a result of this divestiture, the material weaknesses impacting the Company as of December 31, 2019 associated with the Environmental Solutions disposal group no longer impacted the Company subsequent to April 6, 2020.
Changes in internal controls
During the fourth quarter, there were no changes (other than those described above) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

2020 10-K Annual Report	Stericycle, Inc. • 100

Table of Contents	PART II
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Stericycle, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Stericycle, Inc.’s (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of loss, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Chicago, Illinois
February 25, 2021
Item 9B. Other Information

2020 10-K Annual Report	Stericycle, Inc. • 101

Table of Contents	PART II

None.

2020 10-K Annual Report	Stericycle, Inc. • 102

Table of Contents	PART III
PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item regarding our directors is incorporated by reference to the information contained under the caption "Election of Directors" in our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.
The information required by this Item regarding our executive officers is contained under the caption "Executive Officers of the Registrant" in Item 1 of Part I of this Report.
The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption "Delinquent Section 16(a) Reports" in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.
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
The information required by this Item regarding certain corporate governance matters is incorporated by reference to the information contained under the caption "Election of Directors" in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.
Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information contained under the caption "Compensation Discussion and Analysis" and following sections (up to Item 2) in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information contained under the captions "Stock Ownership" and "Compensation Discussion and Analysis" and following sections (up to Item 2) in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.
Equity Compensation Plans
The following table summarizes information as of December 31, 2020 relating to our equity compensation plans pursuant to which stock option grants, restricted stock units, performance based restricted stock units or other rights to acquire shares of our common stock may be made or issued:
Equity Compensation Plan Information

In millions, except per share data
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Vesting of RSUs (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by our security holders (1)	3.7	$89.81	3.6

2020 10-K Annual Report	Stericycle, Inc. • 103

Table of Contents	PART III
(1)These plans consist of our 2017 Incentive Compensation Plan, 2014 Incentive Compensation Plan, 2011 Incentive Compensation Plan, 2008 Incentive Stock Plan, 2005 Incentive Stock Plan, the Employee Stock Purchase Plan and the Canadian Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item regarding our policies and procedures for the review, approval or ratification of transactions with related persons is incorporated by reference to the information contained under the caption "Policy on Related Party Transactions" in Item 1 of our definitive proxy statement for our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.
The information required by this Item regarding director independence is incorporated by reference to the information contained in Item 1 of our definitive proxy statement for our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.
Item 14. Principal Accounting Fees and Services

Incorporated by reference from the information under the caption "Ratification of the Independent Registered Public Accounting Firm" in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

2020 10-K Annual Report	Stericycle, Inc. • 104

Table of Contents	PART IV
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) List of Financial Statements, Financial Statement Schedule and Exhibits
We have filed the following financial statements and financial statement schedule as part of this report:

2020 10-K Annual Report	Stericycle, Inc. • 105

Table of Contents	PART IV
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
4.6*
Indenture dated as of June 14, 2019 between Stericycle, the named guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed June 14, 2019

4.7*	Form of 5.375% Senior Notes due July 2024 (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed June 14, 2019)
4.8
Indenture, dated as of November 24, 2020, between Stericycle, Inc., the name guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed November 24, 2020)

4.9	Form of 3.875% Senior Notes due January 2029 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed November 24, 2020)
10.1
Credit Agreement, dated as of November 17, 2017, among Stericycle, Inc. and certain subsidiaries as borrowers, Bank of America, N.A., and the other parties thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 20, 2017)

10.2
First Amendment, dated as of March 23, 2018, to the Credit Agreement, dated as of November 17, 2017, entered into by Stericycle Inc. and certain subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swing line lender, a lender and a letter of credit issuer and other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8 K filed March 26, 2018)

10.3
Second Amendment, dated as of November 15, 2018, to the Credit Agreement, dated as of November 17, 2017, entered into by Stericycle, Inc. and certain subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swing-line lender, a lender and a letter of credit issuer and other lenders party thereto

10.4
Third Amendment, dated as of December 19, 2018, to the Credit Agreement, dated as of November 17, 2017, as amended, entered into by Stericycle Inc. and certain subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swing line lender, a lender and a letter of credit issuer and other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 20, 2018)

10.5
Fourth Amendment, dated as of June 14, 2019, to the Credit Agreement, dated as of November 17, 2017, entered into by Stericycle, Inc. and certain of its subsidiaries as borrowers, Bank of America, N.A., as administrative agent and the financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 14, 2019)

2020 10-K Annual Report	Stericycle, Inc. • 106

Table of Contents	PART IV

10.6
Fifth Amendment, dated as of February 25, 2020, to the Credit Agreement, dated as of November 17, 2017, entered into by Stericycle, Inc. and certain of its subsidiaries as borrowers, Bank of America, N.A., as administrative agent and the financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 27, 2020)

10.7*	2000 Non-statutory Stock Option Plan ("2000 Plan") (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed March 25, 2002)
10.8*	2005 Incentive Stock Plan ("2005 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2005 (Registration No. 333-127353))
10.9*	First amendment to 2005 Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2008)
10.10*	2008 Incentive Stock Plan ("2008 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 8, 2008 (Registration No. 333-152877))
10.11*	First amendment to 2008 Plan (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for 2009)
10.12*	Amendment to 2000 Plan, 2005 Plan and 2008 Plan (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for 2012)
10.13*	2011 Incentive Stock Plan ("2011 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2011 (Registration No. 333-176165))
10.14*	2014 Incentive Stock Plan ("2014 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed December 23, 2014 (Registration No. 333-201236))
10.15*	Stericycle, Inc. 2017 Long-Term Incentive Plan ("2017 Plan") (incorporated by reference to Exhibit B to our Definitive Proxy Statement on Schedule 14A filed April 14, 2017)
10.16*	Form of Stock Option Agreement under 2005 Plan, 2008 Plan, 2011 Plan, and 2014 Plan (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K filed February 28, 2012)
10.17*	Form of Restricted Stock Unit Award under 2008 Plan, 2011 Plan, and 2014 Plan (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K filed February 28, 2012)
10.18*	Form of Performance-Based Restricted Stock Unit Award under 2011 Plan and 2014 Plan (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed March 15, 2017)
10.19*	Form of Agreement for Stock Option Grant under 2008 Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 15, 2018)
10.20*	Form of Agreement for Stock Option Grant under 2011 Plan (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed February 28, 2020)
10.21*	Form of Agreement for Stock Option Grant under 2014 Plan (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K filed February 28, 2020)
10.22*	Form of Agreement for Stock Option Grant under 2017 Plan (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K filed February 28, 2020)
10.23	Form of Agreement for Restricted Stock Unit Award under 2017 Plan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed March 15, 2018)
10.24*	Form of Performance-Based Restricted Stock Unit Award under 2017 Plan (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed February 28, 2020)
10.25*
Form of Agreement for Performance-Based Restricted Stock Unit Award (Business Transformation) under 2017 Plan (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed March 15, 2018)

10.26	Form on Agreement of Stock Option Grant under 2017 Plan (incorporated by reference to Exhibit 10.46 to our annual report on Form 10-K for 2018)
10.27*	Form on Agreement of Stock Option Grant under 2017 Plan (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed February 28, 2020)
10.28*	Bonus conversion program (2018 plan year) (incorporated by reference to Exhibit 10.28 to our annual report on Form 10-K for 2017)
10.29	Amended and Restated Employee Stock Purchase Plan effective May 24, 2017 (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed April 14, 2017)
10.30*	Canadian Employee Stock Purchase Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed April 15, 2016)
10.31*	Plan of Compensation for Outside Directors (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed August 9, 2016)
10.32*	Form of Director Restricted Stock Unit Award under 2017 Plan (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed February 26, 2018)
10.33	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed March 15, 2017)
10.34*	Executive Severance and Change in Control Plan (as amended) (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed February 28, 2020)
10.35*	Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 30, 2016)
10.36*	Form of Agreement for Stock Option Grant under 2011 Plan (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed February 28, 2020)
10.37*	Form of Agreement for Stock Option Grant under 2014 Plan (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed February 28, 2020)
10.38*	Form of Agreement for Stock Option Grant under 2017 Plan (related to Spain) (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed February 28, 2020)

2020 10-K Annual Report	Stericycle, Inc. • 107

Table of Contents	PART IV

10.39*	Form of Agreement for Stock Option Grant under 2017 Plan (related to U.K. Executive) (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K filed February 28, 2020)
10.40*	Form of Agreement for Stock Option Grant under 2017 Plan (related to U.K. Non-Executive) (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed February 28, 2020)
10.41*	Form of Agreement for Stock Option Grant under 2017 Plan (related to Ireland Non-Executive) (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K filed February 28, 2020)
10.42*	Form of Agreement for Stock Option Grant under 2017 Plan (related to Canada Non-Executive) (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K filed February 28, 2020)
10.43*	Form of Agreement for Stock Option Grant under 2017 Plan (related to Singapore Non-Executive) (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K filed February 28, 2020)
10.44*
Form of Agreement for Performance-Based Restricted Stock Unit Award (Business Transformation) under 2017 Plan (incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K filed February 28, 2020)

10.45*	Form of Agreement for Stock Option Grant under 2017 Plan (related to Chile Non-Executive) (incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K filed February 28, 2020)
10.46*
Confidential Transition Agreement and General Release dated February 28, 2019, between the Company and Charles A. Alutto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 28, 2019)

10.47
Stock Option Award Agreement under 2017 Plan (Participants Not Eligible for Executive Severance and CIC Plan) (incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K filed February 28, 2019)

10.48
Cooperation Agreement, dated as of March 26, 2020, between Stericycle, Inc. and Saddle Point Management, L.P. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 30, 2020)

10.49
Separation Agreement and General Release, dated as of July 6, 2020, by and between Stericycle, Inc. and David W. Stahl (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed July 8, 2020)

14	Code of ethics (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K file March 15, 2004
21	Subsidiaries	x
23	Consent of Independent Registered Public Accounting Firm	x
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	x
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	x
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	x
101
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Cover Page, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Loss, (iv) the Consolidated Statements of Comprehensive Income (Loss), (v) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to Consolidated Financial Statements and Schedule I, tagged in summary and detail.
x
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)	x
x    Filed herewith
*    Previously filed
†    Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K
Item 16. Form 10-K Summary

None.

2020 10-K Annual Report	Stericycle, Inc. • 108

Table of Contents	SIGNATURES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 2021

STERICYCLE, INC.
(Registrant)
By: /s/ Janet H. Zelenka
Janet H. Zelenka
Executive Vice President, Chief Financial Officer, and Chief Information Officer

STERICYCLE, INC.
(Registrant)
By: /s/ Richard J. Hoffman
Richard J. Hoffman
Senior Vice President and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Dated: February 25, 2021

2020 10-K Annual Report	Stericycle, Inc. • 109

Table of Contents	SIGNATURES

Name	Title	Date

/s/ CINDY J. MILLER	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2021
Cindy J. Miller

/s/ JANET H. ZELENKA	Executive Vice President, Chief Financial Officer, and Chief Information Officer (Principal Financial Officer)	February 25, 2021
Janet H. Zelenka

/s/ RICHARD J. HOFFMAN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2021
Richard J. Hoffman

/s/ ROBERT S. MURLEY	Chairman of the Board of Directors	February 25, 2021
Robert S. Murley

/s/ BRIAN P. ANDERSON	Director	February 25, 2021
Brian P. Anderson

/s/ LYNN D. BLEIL	Director	February 25, 2021
Lynn D. Bleil

/s/ THOMAS F. CHEN	Director	February 25, 2021
Thomas F. Chen

/s/ J. JOEL HACKNEY JR.	Director	February 25, 2021
J. Joel Hackney Jr.

/s/ VERONICA M. HAGEN	Director	February 25, 2021
Veronica M. Hagen

/s/ STEPHEN C. HOOLEY	Director	February 25, 2021
Stephen C. Hooley

/s/ JAMES J. MARTELL	Director	February 25, 2021
James J. Martell

/s/ KAY G. PRIESTLY	Director	February 25, 2021
Kay G. Priestly

/s/ JAMES L. WELCH	Director	February 25, 2021
James L. Welch

/s/ MIKE S. ZAFIROVSKI	Director	February 25, 2021
Mike S. Zafirovski

2020 10-K Annual Report	Stericycle, Inc. • 110