Form 10-Q
period 2021-03-31
STERICYCLE INC
filed 2021-04-29
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
[Mark One]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On April 26, 2021, there were 91,760,677 shares of the Registrant’s Common Stock outstanding.

2021 Q1 10-Q Report	Stericycle, Inc. ●	2

Glossary of Defined Terms
Unless the context requires otherwise, the “Company,” “Stericycle,” "we," "us" or "our" refers to Stericycle, Inc. on a consolidated basis. The Company also uses several other terms in this Quarterly Report on Form 10-Q, most of

2021 Q1 10-Q Report	Stericycle, Inc. ●	3

which are explained or defined below:

Abbreviation	Description
2020 Form 10-K	Annual report on Form 10-K for the year ended December 31, 2020
Adjusted Income from Operations	Income from Operations adjusted for certain items discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ARP Act	American Rescue Plan Act of 2021
ASC 740	Accounting Standards Codification Topic 740 "Income Taxes"
ASEA	Agencia de Seguridad, Energia y Ambiente
ASU	Accounting Standards Update
CAA 2021	Consolidated Appropriations Act, 2021
CARES Act	U.S. Coronavirus Aid, Relief, and Economic Security Act enacted into law on March 27, 2020
Clean Air Act	The Clean Air Act of 1970
Credit Agreement Debt Leverage Ratio	Credit Agreement Debt Leverage Ratio means, as of any date of determination, the ratio of (a) (i) Consolidated Funded Indebtedness as of such date minus (ii) Unrestricted Cash as of such date to (b) Consolidated EBITDA for the period of four fiscal quarters most recently ended on or prior to such date, as defined in the Fifth Amendment.
COR	Cost of revenues
COSO Framework	Internal Control Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	The global novel coronavirus disease 2019 outbreak, which the World Health Organization declared as to be a pandemic
Credit Agreement	Credit Agreement dated November 17, 2017 by and among the Company and certain of its subsidiaries named therein, Bank of America, N.A., as administrative agent, and the other financial institutions party thereto as amended
CRS	Communication and Related Services
DAQ	Division of Air Quality
DEA	Drug Enforcement Administration. The Drug Enforcement Administration (DEA) is a division of the US Department of Justice. It is the federal agency which regulates the manufacture, dispensing, storage, and shipment of controlled substances including medications with human abuse potential.
DOJ	U.S. Department of Justice
Domestic Environmental Solutions	Hazardous Waste Solutions and Manufacturing and Industrial Services
DSO	Days Sales Outstanding, defined as the average number of days that it takes a company to collect payment after revenue has been recorded computed as the trailing twelve months of Revenues for the quarter and period ended DSO, respectively, divided by the Accounts Receivable balance at the end of the period.
DTSC	Department of Toxic Substances Control
EBITDA	Earnings Before Interest, Taxes, Depreciation & Amortization. Another common financial term utilized by Stericycle to analyze the core profitability of the business before interest, tax, depreciation and amortization.
EPA	U.S. Environmental Protection Agency
ERP	Enterprise Resource Planning
Exchange Act	U.S. Securities Exchange Act of 1934
Expert Solutions	Recall and Return Services
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
Fourth Amendment	Fourth Amendment to the Credit Agreement, dated as of June 14, 2019
Fifth Amendment	Fifth Amendment to the Credit Agreement, dated as of February 25, 2020
HSA	Healthcare Service Agreement with Buyer
International	Operating segment including Europe, Middle East, Asia Pacific and Latin America Business operations outside of North America
IRS	U.S. Internal Revenue Service
North America	Operating segment in North America, including Puerto Rico
NOV	Notice of Violation
Other Costs	Represents corporate enabling and shared services functions costs, annual incentive and stock-based compensation
PFA	Pre-filing agreement with the U.S. Internal Revenue Service
Purchase Agreement	Stock Purchase Agreement, dated as of February 6, 2020, by and between Stericycle, Inc., and the Buyer
PSU	Performance-based restricted stock unit
ROU	Right-of-use
RSU	Restricted stock unit
RWCS	Regulated Waste and Compliance Services. Stericycle business unit that provides regulated medical waste services.
SEC	U.S. Securities and Exchanges Commission
Senior Credit Facility	The Company's $1.2 billion senior credit facility due in November of 2022 granted under the terms of the Credit Agreement
Senior Notes	5.375% ($600.0 million) Senior Notes due July 2024 and 3.875% ($500.0 million) Senior Notes due January 2029
SG&A	Selling, general and administrative expenses
SID	Secure Information Destruction Services.Business unit that provides regulated confidential customer material shredding services.
SOP	Sorted office paper
SQ Settlement	Small quantity medical waste customers class action settlement of $295.0 million
Term Loans	Advances made by any lender under the Term Facility
TSA	Transition Services Agreement
U.K.	United Kingdom
U.S.	United States of America
U.S. GAAP	U.S. Generally Accepted Accounting Principles

2021 Q1 10-Q Report	Stericycle, Inc. ●	4

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

In millions, except per share data
	Three Months Ended March 31,
	2021	2020
Revenues	$668.0	$785.0
Cost of revenues	406.6	498.4
Gross profit	261.4	286.6
Selling, general and administrative expenses	202.3	258.7
Divestiture losses (gains), net	—	58.3
Income (loss) from operations	59.1	(30.4)
Interest expense, net	(18.4)	(25.0)
Other expense, net	(0.7)	(2.9)
Income (loss) before income taxes	40.0	(58.3)
Income tax (expense) benefit	(13.8)	38.4
Net income (loss)	26.2	(19.9)
Net income attributable to noncontrolling interests	(0.1)	(0.2)
Net income (loss) attributable to Stericycle, Inc. common shareholders	$26.1	$(20.1)
Earnings (loss) per common share attributable to Stericycle, Inc. common shareholders:
Basic	$0.29	$(0.22)
Diluted	$0.28	$(0.22)
Weighted average number of common shares outstanding:
Basic	91.6	91.3
Diluted	92.0	91.3
See accompanying Notes to Condensed Consolidated Financial Statements.

2021 Q1 10-Q Report	Stericycle, Inc. ●	5

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

In millions
	Three Months Ended March 31,
	2021	2020
Net income (loss)	$26.2	$(19.9)

Other comprehensive income (loss):
Currency translation adjustments	(13.1)	(39.1)
Total other comprehensive income (loss)	(13.1)	(39.1)

Comprehensive income (loss)	13.1	(59.0)
Less: comprehensive (loss) income attributable to noncontrolling interests	(0.1)	0.2
Comprehensive income (loss) attributable to Stericycle, Inc. common shareholders	$13.2	$(59.2)
See accompanying Notes to Condensed Consolidated Financial Statements.

2021 Q1 10-Q Report	Stericycle, Inc. ●	6

STERICYCLE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except per share data
	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$50.0	$53.3
Accounts receivable, less allowance for doubtful accounts of $50.5 in 2021 and $56.2 in 2020	388.3	380.7
Prepaid expenses	48.3	63.0
Other current assets	50.6	55.5
Total Current Assets	537.2	552.5
Property, plant and equipment, less accumulated depreciation of $642.0 in 2021 and $629.7 in 2020	702.4	701.3
Operating lease right-of-use assets	373.5	365.0
Goodwill	2,811.3	2,819.3
Intangible assets, less accumulated amortization of $669.3 in 2021 and $641.6 in 2020	1,054.0	1,087.4
Other assets	53.0	56.4
Total Assets	$5,531.4	$5,581.9
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$88.6	$91.0
Bank overdrafts	4.3	—
Accounts payable	195.1	181.2
Accrued liabilities	245.2	289.4
Operating lease liabilities	87.4	86.2
Other current liabilities	53.4	49.3
Total Current Liabilities	674.0	697.1
Long-term debt, net	1,651.0	1,689.1
Long-term operating lease liabilities	305.3	299.0
Deferred income taxes	375.9	380.4
Long-term taxes payable	18.1	22.7
Other liabilities	58.3	59.2
Total Liabilities	3,082.6	3,147.5

Commitments and Contingencies	—	—

EQUITY
Common stock (par value $0.01 per share, 120.0 shares authorized, 91.8 and 91.6 issued and outstanding in 2021 and 2020, respectively)	0.9	0.9
Additional paid-in capital	1,235.9	1,234.0
Retained earnings	1,408.7	1,382.6
Accumulated other comprehensive loss	(200.3)	(187.4)
Total Stericycle, Inc.’s Equity	2,445.2	2,430.1
Noncontrolling interests	3.6	4.3
Total Equity	2,448.8	2,434.4
Total Liabilities and Equity	$5,531.4	$5,581.9
See accompanying Notes to Condensed Consolidated Financial Statements.

2021 Q1 10-Q Report	Stericycle, Inc. ●	7

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In millions
	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$26.2	$(19.9)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	25.5	28.0
Intangible amortization	29.8	31.9
Stock-based compensation expense	5.1	5.1
Deferred income taxes	(2.1)	(0.4)
Divestiture losses (gains), net	—	58.3
Asset impairments, loss on disposal of property plant and equipment and other charges	—	3.9
Other, net	1.9	0.1
Changes in operating assets and liabilities, net of the effects of divestitures:
Accounts receivable	(10.4)	(1.2)
Prepaid expenses	14.4	(32.7)
Accounts payable	11.2	9.3
Accrued liabilities	(34.2)	(7.7)
Other assets and liabilities	(4.8)	7.4
Net cash from operating activities	62.6	82.1
INVESTING ACTIVITIES:
Capital expenditures	(24.7)	(39.6)
Other, net	0.2	(0.5)
Net cash from investing activities	(24.5)	(40.1)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(6.3)	(6.7)
Repayments of foreign bank debt	(0.1)	(2.6)
Repayment of term loan	(11.9)	(43.8)
Proceeds from senior credit facility	269.3	343.6
Repayment of senior credit facility	(288.8)	(327.4)
Proceeds from bank overdrafts, net	4.3	1.2
Payments of capital lease obligations	(0.9)	(1.3)
Payments of debt issuance costs	—	(1.4)
Proceeds from issuance of common stock, net of (payments of) taxes from withheld shares	(5.1)	(1.2)
Payments to noncontrolling interest	(0.6)	—
Net cash from financing activities	(40.1)	(39.6)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(1.1)
Net change in cash and cash equivalents	(3.3)	1.3
Cash and cash equivalents at beginning of period	53.3	34.7
Cash and cash equivalents at end of period	$50.0	$36.0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period, net of capitalized interest	$20.0	$35.6
Income taxes paid (refunded), net during the period	$1.9	$0.4
Capital expenditures in Accounts payable	$15.5	$33.1
See accompanying Notes to Condensed Consolidated Financial Statements.

2021 Q1 10-Q Report	Stericycle, Inc. ●	8

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2020	91.6	$0.9	$1,234.0	$1,382.6	$(187.4)	$4.3	$2,434.4
Net income	—	—		26.1	—	0.1	26.2
Currency translation adjustment	—	—	—	—	(12.9)	(0.2)	(13.1)
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.2	—	(3.2)	—	—	—	(3.2)
Stock-based compensation expense	—	—	5.1	—	—	—	5.1
Changes to noncontrolling interest	—	—	—	—	—	(0.6)	(0.6)
Balance as of March 31, 2021	91.8	$0.9	$1,235.9	$1,408.7	$(200.3)	$3.6	$2,448.8

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2019	91.2	$0.9	$1,205.7	$1,442.4	$(318.1)	$3.8	$2,334.7
Net loss	—	—	—	(20.1)	—	0.2	(19.9)
Currency translation adjustment	—	—	—	—	(39.1)	—	(39.1)
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.2	—	1.9	—	—	—	1.9
Stock-based compensation expense	—	—	5.1	—	—	—	5.1
Cumulative effect of adopting ASU 2016-13	—	—	—	(2.5)	—	—	(2.5)
Balance as of March 31, 2020	91.4	$0.9	$1,212.7	$1,419.8	$(357.2)	$4.0	$2,280.2
See accompanying Notes to Condensed Consolidated Financial Statements.

2021 Q1 10-Q Report	Stericycle, Inc. ●	9

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Stericycle, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company's Condensed Consolidated Financial Statements were prepared in accordance with U.S. GAAP and include the assets, liabilities, revenues, and expenses of all wholly owned subsidiaries and majority-owned subsidiaries over which the Company exercises control. Outside shareholders' interests in subsidiaries are shown on the Condensed Consolidated Financial Statements as “Noncontrolling interests".
The accompanying unaudited Condensed Consolidated Financial Statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared pursuant to the rules and regulations of the SEC for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements prepared in conformity with U.S. GAAP. In the opinion of management, however, all adjustments, consisting of normal recurring adjustments necessary to present fairly the results of operations, financial position and cash flows have been made. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2020 Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year or any other period.
Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Some areas where the Company makes estimates include its allowance for doubtful accounts, credit memo reserve, accrued employee health and welfare benefits, contingent liabilities, asset retirement obligations, stock-based compensation expense, income tax liabilities, accrued auto and workers’ compensation self-insured claims, operating lease ROU assets and lease liabilities, intangible asset and long-lived asset valuations, assets held for sale, and goodwill impairment. Actual results may differ from those estimates.
Adoption of New Accounting Standards
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 attempts to simplify aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 was effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. The Company adopted ASU 2019-12 on January 1, 2021 and there was no material impact on the Company’s Condensed Consolidated Financial Statements.

NOTE 2 – REVENUES FROM CONTRACTS WITH CUSTOMERS
The Company provides RWCS, which provide collection and processing of regulated and specialized waste, including medical, pharmaceutical and hazardous waste, for disposal and compliance programs and communication solutions, and SID Services, which provide for the collection of personal and confidential information for secure destruction and recycling of shredded paper.
The Company’s customers typically enter into a contract for the provision of services on a regular and scheduled basis, e.g., weekly, monthly or on an as needed basis over the contract term. Under the contract terms, the Company receives fees based on a monthly, quarterly or annual rate and/or fees based on contractual rates depending upon measures including the volume, weight, and type of waste, number and size of bins collected, weight and type of shredded paper, and number of call minutes.
Amounts are invoiced based on the terms of the underlying contract either on a regular basis, e.g., monthly or quarterly, or as services are performed and are generally due within a short period of time after invoicing based upon normal terms and conditions for our business type and the geography of the services performed.
Disaggregation of Revenues

2021 Q1 10-Q Report	Stericycle, Inc. ●	10

In the first quarter of 2021, we updated our service lines to include Communication Solutions (formally part of CRS) in RWCS. This reclassification was driven by the divestiture of the Company's global product recall business (Expert Solutions) in December of 2020 and the remaining Communication Solutions service line synergies with the Company's RWCS customers. For 2020 periods presented, amounts have been recast to reflect this change.
During the second quarter of 2020, we updated our service lines to include Hazardous Waste Solutions Services and Manufacturing and Industrial Services in RWCS. This reclassification was driven by the divestiture of the Domestic Environmental Solutions business in April of 2020. In addition, during the second quarter of 2020, we updated segment reporting to reflect CRS as part of the North America segment. See 2020 Form 10-K for further information. For 2020 periods presented, amounts have been recast to reflect these changes.

In millions
	Three Months Ended March 31,
	2021	2020
Revenue by Service
Regulated Waste and Compliance Services	$473.6	$566.9
Secure Information Destruction Services	194.4	218.1
Total Revenues	$668.0	$785.0
North America
Regulated Waste and Compliance Services	$366.8	$468.6
Secure Information Destruction Services	166.9	186.0
Total North America Segment	$533.7	$654.6
International
Regulated Waste and Compliance Services	$106.8	$98.3
Secure Information Destruction Services	27.5	32.1
Total International Segment	$134.3	$130.4
Contract Liabilities
Contract liabilities at March 31, 2021 and December 31, 2020 were $9.8 million and $8.8 million, respectively. Contract liabilities as of March 31, 2021 are expected to be recognized in Revenues, as the amounts are earned, which will be over the next 12 months.
Contract Acquisition Costs
The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are deferred and amortized to SG&A over a weighted average estimated period of benefit of 6.5 years.
During the three months ended March 31, 2021 and 2020, the Company amortized $3.0 million and $2.6 million, respectively, of deferred sales incentives to SG&A.
Total contract acquisition costs, net of accumulated amortization, were classified as follows:

In millions
	March 31, 2021	December 31, 2020
Other current assets	$11.4	$11.1
Other assets	31.7	31.1
Total contract acquisition costs	$43.1	$42.2

Allowance for Doubtful Accounts
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

2021 Q1 10-Q Report	Stericycle, Inc. ●	11

adjusted accordingly. Past-due receivable balances are written off when the Company’s internal collection efforts have been exhausted. The allowance for doubtful accounts was $50.5 million and $56.2 million as of March 31, 2021 and December 31, 2020, respectively.

NOTE 3 – RESTRUCTURING, DIVESTITURES, AND IMPAIRMENTS

Restructuring

There were no restructuring charges during the three months ended March 31, 2021 and 2020, respectively.

Divestitures
On April 6, 2020, the Company completed the sale of its Domestic Environmental Solutions business for approximately $462.5 million.
During the three months ended March 31, 2020, the Company recognized an impairment charge of $58.3 million, inclusive of $10.8 million of related deal costs, associated with classifying the Domestic Environmental Solutions disposal group as assets held-for-sale as the carrying value of the net assets held-for-sale exceeded their fair value less cost to sell as Divestiture losses (gains), net in the Company’s Condensed Consolidated Statements of Income (Loss). The estimated fair value was generated using Level 3 inputs.
Impairments

For the three months ended March 31, 2020, we recognized an impairment charge of $4.0 million related to customer list intangibles due to the discontinuation of a certain Communication Solutions service line in North America.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of goodwill by reportable segment were as follows:

In millions
	North America	International	Total
Balance as of December 31, 2020	$2,448.8	$370.5	$2,819.3
Changes due to foreign currency fluctuations	—	(8.0)	(8.0)
Balance as of March 31, 2021	$2,448.8	$362.5	$2,811.3
Intangible Assets
Intangible assets were as follows:

In millions
	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Customer relationships	$1,310.7	$657.1	$653.6	$1,314.9	$630.2	$684.7
Covenants not-to-compete	3.5	3.1	0.4	3.5	3.0	0.5
Tradenames	3.6	1.3	2.3	3.6	1.3	2.3
Operating permits	11.5	7.2	4.3	11.5	6.5	5.0
Other	0.6	0.6	—	0.6	0.6	—
Indefinite lived intangibles:
Operating permits	77.8	—	77.8	79.6	—	79.6
Tradenames	315.6	—	315.6	315.3	—	315.3
Total	$1,723.3	$669.3	$1,054.0	$1,729.0	$641.6	$1,087.4

2021 Q1 10-Q Report	Stericycle, Inc. ●	12

Changes in the carrying amount of intangible assets were as follows:

In millions
Total
Balance as of December 31, 2020	$1,087.4
Amortization during the period	(29.8)
Changes due to foreign currency fluctuations	(3.6)
Balance as of March 31, 2021	$1,054.0
The estimated amortization expense for each of the next five years (based upon exchange rates at March 31, 2021) is as follows for the years ending December 31:

In millions
2021 (remainder)	$86.7
2022	115.2
2023	111.9
2024	110.4
2025	90.0

NOTE 5 – LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

In millions
	March 31, 2021	December 31, 2020
$1.2 billion Senior Credit Facility, due in November 2022	$153.2	$173.3
$1.3 billion Term Loan, due in November 2022	410.7	422.5
$600 million Senior Notes, due in 2024	600.0	600.0
$500 million Senior Notes, due in 2029	500.0	500.0
Promissory notes and deferred consideration weighted average maturity 2.0 years at 2021 and 2.1 years at 2020	35.9	42.3
Foreign bank debt weighted average maturity 0.8 years at 2021 and 1.1 years at 2020	30.0	32.3
Obligations under finance leases	23.8	24.8
Total debt	1,753.6	1,795.2
Less: current portion of total debt	88.6	91.0
Less: unamortized debt issuance costs	14.0	15.1
Long-term portion of total debt	$1,651.0	$1,689.1
The estimated fair value of our debt approximated $1.77 billion and $1.86 billion as of March 31, 2021 and December 31, 2020, respectively. These fair value amounts were estimated using an income approach by applying market interest rates for comparable instruments and developed based on inputs classified as Level 2 within the fair value hierarchy.
On February 25, 2020, the Company executed a Fifth Amendment, which amended the Credit Agreement.
As of March 31, 2021, the Company was in compliance with its Consolidated Leverage Ratio covenant, with an actual ratio of 3.28 to 1.00, which was below the allowed maximum ratio of 4.75 to 1.00 as set forth in the Fifth Amendment. The Consolidated Leverage Ratio is 4.75 to 1.00 for fiscal quarters ending on or before December 31, 2021 and 4.25 to 1.00 for fiscal quarters ending on or after March 31, 2022.
Amounts committed to outstanding letters of credit and the unused portion of the Company’s Senior Credit Facility were as follows:

In millions
	March 31, 2021	December 31, 2020
Outstanding letters of credit under Senior Credit Facility	$76.0	$79.5
Unused portion of the Senior Credit Facility	970.8	947.2

2021 Q1 10-Q Report	Stericycle, Inc. ●	13

NOTE 6 – INCOME TAXES

The Company reported income tax expense of $13.8 million for the three months ended March 31, 2021 compared to a benefit of $38.4 million for the three months ended March 31, 2020. The effective tax rates for the three months ended March 31, 2021 and 2020 was an expense of 34.5% and a benefit of 65.9%, respectively. The tax rate for the three months ended March 31, 2021 reflects losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances and equity-based compensation awards expiring without a tax benefit. The effective tax rate for the three months ended March 31, 2020 reflects a $39.4 million tax benefit related to the CARES Act as well as the tax impact from a divestiture related impairment that was primarily non-deductible.

In response to the COVID-19 pandemic:
•On March 11, 2021, the President signed into law the ARP Act, a legislative package which is generally not significant to the Company's current tax footprint; however, the Company will continue to assess the ARP Act on an ongoing basis.
•On December 27, 2020, the President signed the CAA 2021, which provides several business tax relief provisions, which are generally not significant to the Company's current tax footprint; however, the Company will continue to assess the CAA 2021 on an ongoing basis.
•On March 27, 2020, the President signed into law the CARES Act, which is a substantial tax-and-spending package. As a result of the CARES Act tax law changes, for the year ended December 31, 2020, we recognized a $44.4 million tax benefit related to our ability to carryback net operating losses to prior years that had higher tax rates. In July 2020, the Company received a cash refund of $48.0 million, and in December 2020, the Company received $64.2 million (of which $62.0 million was the cash refund claim, and $2.2 million was interest income). A remaining carryback claim associated with the finalization of the 2019 U.S. federal income tax return is currently filed with the IRS, and the anticipated refund is less than $1.0 million.
Similar tax provisions and other stimulus measures have been granted either before or after March 31, 2021 by certain foreign and U.S. state jurisdictions, which the Company continues to evaluate and apply, if applicable.
The Company filed a PFA with the IRS related to a claim under Internal Revenue Code Section 1341 concerning the tax rate to be applied to the SQ Settlement on the Company’s 2018 tax return. As a result of the enactment of the CARES Act, the Company was able to realize a benefit at the higher tax rate in prior years on a portion of the SQ Settlement. In 2020, in consideration of the CARES Act, the Company revised the PFA, a portion of the long-term receivable previously established for the Section 1341 claim was reclassified to a current income tax receivable and the related uncertain tax position was released as part of the tax benefit recognized in 2020.

Subsequently in late 2020, the Company amended the 2018 tax return to reduce the Section 1341 benefit as a result of discussions with the IRS as part of the PFA program. Consequently, the remaining long-term receivable established for the Section 1341 claim and the corresponding uncertain tax position has been reclassified to a current income tax receivable and current income tax liability, respectively, as both are expected to settle in cash in 2021. In April, 2021, the Company was advised that the IRS completed its review of the 2018 tax return and took no exception to the Section 1341 benefit. Consequently, the Company anticipates recording a tax benefit of approximately $5.5 million in the second quarter of 2021 associated with the Section 1341 claim.

NOTE 7 – EARNINGS (LOSS) PER COMMON SHARE
Basic earnings per share is computed by dividing Net Income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period, only in the periods in which such effect is dilutive. The following table shows the effect of stock-based awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

In millions of shares
	Three Months Ended March 31,
	2021	2020
Weighted average common shares outstanding - basic	91.6	91.3
Incremental shares outstanding related to stock-based awards	0.4	—
Weighted average common shares outstanding - diluted	92.0	91.3

2021 Q1 10-Q Report	Stericycle, Inc. ●	14

In periods of net loss, stock-based awards are anti-dilutive and therefore excluded from the earnings (loss) per share calculation.

In thousands
	Three Months Ended March 31,
	2021	2020
Options excluded from computation of diluted earnings (loss) per share	2,372	3,644
RSUs excluded from computation of diluted earnings (loss) per share	30	183
PSUs are offered to key employees and are subject to achievement of specified performance conditions. Contingently issuable shares are excluded from the computation of diluted earnings per share based on current period results. The shares would not be issuable if the end of the reporting period were the end of the contingency period. If such goals are not met, no compensation expense is recognized, and any previously recognized compensation expense is reversed.

NOTE 8 – SEGMENT REPORTING
The Company evaluates, oversees, and manages the financial performance of two operating segments – North America and International.
The following tables show financial information for the Company's reportable segments:

In millions
	Three Months Ended March 31,
	2021	2020
Revenues
North America	$533.7	$654.6
International	134.3	130.4
Total	$668.0	$785.0
Adjusted Income from Operations
North America	$157.6	$149.6
International	12.6	15.1
Other Costs	(60.2)	(70.9)
Total	$110.0	$93.8
The following table reconciles the Company's primary measure of segment profitability, Adjusted Income from Operations, to Income (loss) from operations:

In millions
	Three Months Ended March 31,
	2021	2020
Total Reportable Segment Adjusted Income from Operations	$110.0	$93.8
Adjusting Items:
ERP Implementation	(17.9)	(18.0)
Intangible Amortization	(29.8)	(31.9)
Divestitures (including Divestiture (losses) gains, net)	(1.2)	(61.3)
Litigation, Settlements and Regulatory Compliance	(2.0)	(4.4)
Asset Impairments	—	(4.0)
Other	—	(4.6)
Income (loss) from operations	$59.1	$(30.4)

NOTE 9 – COMMITMENTS AND CONTINGENCIES
Legal Proceedings

2021 Q1 10-Q Report	Stericycle, Inc. ●	15

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
The parties engaged in discussions through and overseen by a mediator regarding a potential resolution of the matter and reached a settlement agreement, as previously disclosed, which settlement agreement obtained court approval on March 8, 2018. Under the terms of the SQ Settlement, the Company admitted no fault or wrongdoing whatsoever, and it entered into the SQ Settlement to avoid the cost and uncertainty of litigation.
Certain class members who have opted out of the SQ Settlement have filed lawsuits against the Company, and the Company is defending and will resolve those actions. The Company has made an accrual in respect of these collective matters consistent with its accrual policies described above, which is not material.
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
As part of the FCPA investigation discussed above, the SEC has requested certain additional information from the Company. On July 29, 2019, the SEC issued a subpoena to the Company requesting documents relating to the Company’s pricing practices concerning small quantity customers, as alleged in the Contract Class Action previously discussed. The Company is cooperating with the SEC’s request.
In addition, the Company has been informed that the office of the United States Attorney for the Southern District of New York is conducting an investigation related to Stericycle’s collection, transportation and disposal of hazardous waste. The Company is cooperating with this investigation.

2021 Q1 10-Q Report	Stericycle, Inc. ●	16

The Company has separately been informed that the State of California Department of Justice has opened an investigation related to Stericycle’s collection, transportation, and disposal of waste generated by government customers in California. The Company is cooperating with this investigation.
The Company has not accrued any amounts in respect of the foregoing U.S. government investigation matters, as it cannot estimate any reasonably possible loss or any range of reasonably possible losses that the Company may incur. The Company is unable to make such an estimate because, based on what the Company knows now, in the Company’s judgment, the factual and legal issues presented in this matter are sufficiently unique that the Company is unable to identify other circumstances sufficiently comparable to provide guidance in making estimates.
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
Effective April 6, 2020, the Company completed the divestiture of its Domestic Environmental Solutions business, including the facility in Rancho Cordova, California, to Harsco Corporation. Pursuant to the Purchase Agreement, the Company may have liability under certain indemnification claims for matters relating to those Environmental Solutions facilities, including potentially with respect to the investigations by the Southern District of New York and California Department of Justice described above and the Rancho Cordova, California, and DEA Investigation matters discussed below.
North Salt Lake, Utah. The Company and the United States DOJ have reached a settlement in principle, subject to Court approval, to resolve an investigation by the EPA into alleged past Clean Air Act and permit violations, as previously alleged in the NOV issued by the State of Utah DAQ. The NOV resulted in the Company’s December 2014 settlement with the DAQ, as previously disclosed. The federal settlement is documented in the form of a proposed civil consent decree, which was filed with the United States District Court for the District of Utah on January 29, 2021. The DOJ filed a motion to approve the settlement on April 19, 2021. If the Court approves the settlement, the Company will undertake a Supplemental Environmental Project, in which it will provide funds to the local Davis County School District to replace older, higher-emission school buses with new, more efficient buses to reduce pollution and protect the local environment, and pay a civil penalty under the Clean Air Act. The Company has accrued the total amount of the agreement in principle, which is not material.
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
The Company is vigorously defending itself in all of the Rancho Cordova, California matters. The Company has not accrued any amounts in respect of these matters and cannot estimate the reasonably possible loss or the range of reasonably possible losses that it may incur. The Company is unable to make such an estimate because (i) litigation is by its nature uncertain and unpredictable and (ii) in the Company’s judgment, the factual and legal allegations asserted by DTSC are sufficiently unique that it is unable to identify other proceedings with circumstances sufficiently comparable to provide guidance in making estimates.

2021 Q1 10-Q Report	Stericycle, Inc. ●	17

DEA Investigation. On February 11, 2020, the Company received an administrative subpoena from the DEA, which executed a search warrant at the Company’s former Environmental Solutions facility at Rancho Cordova, California and an administrative inspection warrant at the Company’s former facility in Indianapolis, Indiana for materials related to the former Environmental Solutions business of collecting, transporting, and destroying controlled substances from retail customers (the “ESOL Retail Controlled Substances Business”). On that same day, agents from the DTSC executed a separate search warrant at the Rancho Cordova facility. Since that time, the U.S. Attorney’s Office for the Eastern District of California (“USAO EDCA”) has been overseeing criminal and civil investigations of the ESOL Retail Controlled Substances Business. The USAO EDCA has recently informed the Company that it may have civil liability under the Controlled Substances Act related to the ESOL Retail Controlled Substances Business. The Company is cooperating with the civil and criminal investigations, which are ongoing.
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

2021 Q1 10-Q Report	Stericycle, Inc. ●	18

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

Overview
Stericycle is a global business-to-business services company. We provide an array of highly specialized solutions that protect the health and well-being of the people and places around us in a safe, responsible, and sustainable way. Since our founding in 1989, we have grown from a small start-up in medical waste management into a leader across a range of increasingly complex and highly regulated arenas, serving healthcare organizations and commercial businesses of every size through:

• Regulated waste and compliance services
• Secure information destruction services

Key business highlights for the three months ended March 31, 2021 include:
•Revenues for the first quarter were $668.0 million, a decrease of 14.9% compared to $785.0 million in the first quarter of last year primarily due to the impact of divestitures. Organic revenues increased 0.9% when excluding the impact of divestitures and foreign exchange rates. RWCS organic revenues grew 6.0% in the first quarter compared to the first quarter of 2020.
•Income from operations in the first quarter was $59.1 million, compared to a loss from operations of $30.4 million in the first quarter of last year. Of the $89.5 million increase, the change was primarily due to the first quarter of 2021 having no net divestiture losses compared to the first quarter of 2020 having net divestiture losses of $58.3 million.
•Net debt was reduced $38.3 million in the first quarter, decreasing total net debt to approximately $1.70 billion. The credit agreement defined debt leverage ratio was reduced to 3.28 times as of March 31, 2021, compared to 4.50 times as of March 31, 2020.
COVID-19 Pandemic
In March 2020, the World Health Organization declared the COVID-19 virus outbreak a pandemic. The COVID-19 pandemic has had a global economic impact, including temporary closure of non-essential businesses worldwide and postponement of elective surgeries and preventative care. The Company continues to maintain operations within all business service offerings, although SID and maritime waste services have been significantly and adversely impacted. We are monitoring future implications of the COVID-19 pandemic and continue to take actions to manage spending to align to operational requirements.
The Company’s COVID-19 pandemic response has included efforts to protect the health and well-being of our workforce and our customers. We worked proactively with the Centers for Disease, Control and Prevention, the Occupational Safety and Health Administration, the Department of Transportation and regulatory agencies around the world to ensure readiness for proper regulated waste management. Our team demonstrated leadership and commitment to protecting what matters by working with pharmaceutical companies and government agencies to align on standards for secure and compliant COVID-19 vaccination treatment protocols. Additionally, Stericycle supports the front end of vaccination programs through our Communications Solutions business. We provide scalable patient hotlines, scheduling, and appointment reminders for vaccinations.
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

2021 Q1 10-Q Report	Stericycle, Inc. ●	19

March of 2020, we continue to have more than 7,000 team members around the globe sheltering in place, all to protect our staff and communities we serve. We will continue to monitor the safety of our team members as a result of the COVID-19 pandemic.
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
• Regulated waste management services (including reusable sharps container disposal management services)

• Pharmaceutical waste services, including controlled substances (CsRX, Kiosk, and Seal/Send)

• Compliance programs under the Steri-Safe®, Clinical Services and First Practice Management brand names

• Hazardous waste and compliance solutions

• Maritime waste services

• Communication Solutions (including appointment reminders, secure messaging, event registration, and other communications specifically for hospitals and integrated delivery networks)

RWCS organic revenue growth over the first quarter of 2021 was 6.0%. North America Regulated Waste and Compliance Services organic revenues grew 3.8% with Communication Solutions contributing 1.3% as the health care industry turned to Stericycle to support vaccine and test-related communications and scheduling services. Maritime waste services remain impacted by the COVID-19 pandemic. International RWCS organic revenue growth was 16.4% with the majority attributable to supporting our customers through the pandemic.

The COVID-19 pandemic has also created demands for new services. We started providing waste services for COVID-19 virus healthcare testing centers across the U.S., with Stericycle serving approximately 4,500 of testing centers. As the pandemic evolved, expanded services to include disposal of non-healthcare PPE waste, and vaccination waste support which includes vaccine related communications and scheduling services.

Secure Information Destruction Services
•Secure information destruction (including document and hard drive destruction services) under the Shred-it® brand name which includes regular scheduled services (and processing onsite and offsite) and one-time services (select, priority and express)

While still below pre-pandemic levels, SID revenues when compared to the fourth quarter of 2020 increased $7.0 million, with a $6.4 million increase in North America and $0.6 million increase Internationally.
In North America, SID organic revenues were down 10.8% compared to the first quarter of 2020. The decrease in revenue was primarily a result of lower service revenues associated with lower stops. Internationally, SID organic revenues declined 21.2% compared to the first quarter of 2020.

Key Business Priorities
In 2021, our operational efficiency initiative matured and evolved to operational efficiency, modernization, and innovation and portfolio rationalization matured and evolved to portfolio optimization, signaling the continuing evolution of our key business priorities as we continue to transform Stericycle.

•Quality of revenue – We have implemented and continue to execute against our foundational initiatives we launched to drive revenue quality. In combination with our quality of revenue initiatives, we continue to develop and deploy innovative solutions to meet unmet customer needs, strengthen customer engagement, and drive long-term organic growth.

•Operational efficiency, modernization, and innovation – As we manage through volatile times, we remain focused on operational efficiency, modernization, and innovation to control variable and discretionary costs and improving performance and efficiencies in our field operations. Our Engineering and Operations teams have and continue to implement operational process and performance improvements, which have contributed to operating efficiency gains in the past several quarters. We are gaining traction on right sizing and balancing our fleet and equipment, driving efficiencies in route and long-haul execution, and optimizing our network and assets.

2021 Q1 10-Q Report	Stericycle, Inc. ●	20

•ERP implementation – As previously communicated, we have shifted our planned deployment of our North American ERP system into 2021. As part of our planned deployment program, we have several stage gate reviews that include go/no-go decisions leading up to implementation. Implementation is anticipated in the third quarter of 2021, as we deploy North America Finance, Accounting, and integrated Procurement, and begin deploying SID. Since the SID deployment is a phased deployment, we anticipate completing deployment to all SID facilities by the end of the fourth quarter. Following the North American ERP deployment to Finance, Accounting, integrated Procurement, and SID, we plan to implement the North American ERP for RWCS in 2022. As we continue throughout 2021, we will monitor the evolving pandemic dynamics that could impact our business, customers, the safety of our team members, and internal control environment and we will factor them into our final deployment timing decisions.

•Debt reduction and leverage improvement – We remain committed to achieving a credit agreement defined debt leverage ratio below 3.00 times between 2022 and 2023. We expect to improve our leverage ratio through continued focus on operating margin expansion, free cash flow generation, and leveraging divestiture proceeds, if applicable. As of March 31, 2021, we improved our credit agreement defined debt leverage ratio to 3.28 times, an improvement from 4.50 times as of March 31, 2020. Net debt was reduced $38.3 million in the first quarter, decreasing total net debt to approximately $1.70 billion.

•Portfolio optimization – We completed three divestitures in 2020, including Environmental Solutions in April of 2020 for $462.5 million in cash. We expect to continue evaluating opportunities to further optimize our portfolio of businesses through a combination of asset rationalizations, which streamlines our portfolio of businesses, and focusing more deeply on our core businesses.

Key Priorities and Other Significant Matters
The following table identifies key priorities and other significant matters impacting our business and how they are classified in the Condensed Consolidated Statements of Income (Loss):

In millions
	Three Months Ended March 31,
	2021	2020
Included in SG&A
ERP Implementation	$17.9	$18.0
Intangible Amortization	29.8	31.9
Divestitures	1.2	3.0
Litigation, Settlements and Regulatory Compliance	2.0	4.4
Asset Impairments	—	4.0
Other	—	4.6
Total included in SG&A	50.9	65.9

Divestiture losses (gains), net	—	58.3
Total included in Income (loss) from operations	50.9	124.2

Included in Other expense, net
Other (including highly inflationary exchange loss)	—	0.4
Total pre-tax	$50.9	$124.6

After tax items:
CARES Act	$—	$(39.4)
Total after-tax	$—	$(39.4)

2021 Q1 10-Q Report	Stericycle, Inc. ●	21

ERP Implementation
For the periods presented and for the cumulative period since the inception of the ERP Implementation, we have recognized the following, principally reported in Other Costs:

In millions
	Three Months Ended March 31,		Cumulative Since Inception
	2021	2020
ERP implementation
Consulting and professional fees	$11.6	$10.4	$76.6
Internal labor	1.9	3.6	33.1
Software usage/maintenance fees	3.1	2.6	37.9
Other related expenses	1.3	1.4	11.0
Operating expenditures	17.9	18.0	158.6
Capital expenditures	2.4	24.4	163.2
Total ERP related	$20.3	$42.4	$321.8

Until the new ERP system is fully implemented, we will continue to incur costs to develop and deploy the system, which includes additional capital expenditures, as well as costs associated with maintenance, licenses, and other related expenses. Upon substantial readiness for deployment, certain costs become incremental information technology ongoing costs for running the new system. Additionally, we will continue to incur costs to maintain the legacy suite of applications that are also used by our international businesses until their system portfolio is modernized.

Intangible Amortization
See table above of key priorities and other significant matters for intangible amortization expense from acquisitions for the periods presented and how they are classified in the Condensed Consolidated Statements of Income (Loss).
The decrease in amortization expense is a result of the reduction of Intangible assets related to divestitures. See Part I, Item I. Financial Statements; Note 3 Restructuring, Divestitures and Impairments in the Condensed Consolidated Financial Statements for further information.

Divestitures (including Divestiture losses (gains), net)
We evaluate our portfolio of services on an ongoing basis with a country-by-country and service line-by-service line approach to assess long-term potential and identify potential business candidates for divestiture.
We recognized the following Divestitures (including Divestiture losses (gains), net) in the Condensed Consolidated Statements of Income (Loss):

In millions
	Three Months Ended March 31,
	2021	2020
North America Segment
Domestic Environmental Solutions business	$—	$58.3
Total North America charges, net	—	58.3
International Segment
Total International charges, net	—	—

Divestiture losses (gains), net	—	58.3
Consulting, professional, and other fees (in SG&A in Other Costs)	1.2	3.0
Total Divestitures (including Divestiture losses (gains), net)	$1.2	$61.3

2021 Q1 10-Q Report	Stericycle, Inc. ●	22

For additional information regarding Divestiture losses (gains), net, see Part I, Item I. Financial Statements; Note 3 Restructuring, Divestitures and Impairments in the Condensed Consolidated Financial Statements.
We continue to evaluate the performance of our entire portfolio of assets and businesses focusing on optimization opportunities. Divestitures resulting from this evaluation may cause us to record significant charges, including those related to goodwill, other intangible assets, long-lived assets, and cumulative translation adjustments. In addition, divestitures we complete may not yield the targeted improvements in our business. Any charges that we are required to record or the failure to achieve the intended financial results associated with the portfolio optimization evaluation could have a material adverse effect on our business, financial condition, or results of operations.

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
See table above of key priorities and other significant matters for litigation, settlement and regulatory compliance charges, primarily consulting and professional fees, contingent liability provisions and settlements, net of insurance recoveries, impacting our business for the periods presented, primarily in Other Costs, and how they are classified in the Condensed Consolidated Statements of Income (Loss).

Asset Impairments
See table above of key priorities and other significant matters for asset impairment for the periods presented and how they are classified in the Condensed Consolidated Statements of Income (Loss).
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
For additional information, see Part I, Item I. Financial Statements; Note 3 – Restructuring, Divestiture and Impairments in the Condensed Consolidated Financial Statements.
Other
See table above of key priorities and other significant matters for other charges, primarily consulting and professional fees related to internal control remediation activities, impacting our business for the periods presented, primarily in Other Costs, and how they are classified in the Condensed Consolidated Statements of Income (Loss).
See table above of key priorities and other significant matters for the impact of foreign exchange re-measurement of net monetary assets held in Argentina, divested on August 3, 2020, as a result of its designation as a highly inflationary economy for the periods presented and how they are classified in the Condensed Consolidated Statements of Income (Loss).

CARES Act
For additional information, see Part I, Item I. Financial Statements; Note 6 – Income Taxes in the Condensed Consolidated Financial Statements.

Results of Operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020:
Revenues:

2021 Q1 10-Q Report	Stericycle, Inc. ●	23

We analyze revenues by revenue service category and operating segment. We analyze our revenue growth by identifying changes related to organic growth (which includes SOP pricing and volume), divestitures, and changes due to foreign currency exchange fluctuations. Organic growth excludes the effect of divestitures and foreign exchange rates to revenues in the comparative period.
Revenues by service and reportable segment were as follows:

	Three Months Ended March 31,
	In millions				Components of Change (%)
	2021	2020	Change ($)	Change (%)	Organic Growth (1)	Divestitures	Foreign Exchange(2)
Revenue by Service
Regulated Waste and Compliance Services (3)	$473.6	$566.9	$(93.3)	(16.5)%	6.0%	(23.8)%	1.3%
Secure Information Destruction Services	194.4	218.1	(23.7)	(10.9)%	(12.3)%	—%	1.4%
Total Revenues	$668.0	$785.0	$(117.0)	(14.9)%	0.9%	(17.2)%	1.4%
North America
Regulated Waste and Compliance Services (3)	$366.8	$468.6	$(101.8)	(21.7)%	3.8%	(25.8)%	0.3%
Secure Information Destruction Services	166.9	186.0	(19.1)	(10.3)%	(10.8)%	—%	0.5%
Total North America Segment	$533.7	$654.6	$(120.9)	(18.5)%	(0.3)%	(18.5)%	0.3%
International
Regulated Waste and Compliance Services (3)	$106.8	$98.3	$8.5	8.6%	16.4%	(14.3)%	6.5%
Secure Information Destruction Services	27.5	32.1	(4.6)	(14.3)%	(21.2)%	—%	6.9%
Total International Segment	$134.3	$130.4	$3.9	3.0%	7.2%	(10.8)%	6.6%

(1)Growth is change in revenues excluding the impact of divestitures and foreign exchange.
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
(3)For further information, see Part I, Item I. Financial Statements; Note 2 – Revenues from Contracts with Customers in the Condensed Consolidated Financial Statements.

Revenues for the first quarter were $668.0 million, a decrease of 14.9% compared to $785.0 million in the first quarter of last year primarily due to the impact of divestitures. In the first quarter, organic revenues of RWCS grew 6.0%, while SID declined 12.3%, both impacted by the pandemic.

North America revenues decreased $120.9 million, or 18.5%, in the first quarter of 2021 to $533.7 million from $654.6 million in the first quarter of 2020. Divestiture of the Domestic Environmental Solutions business in the second quarter of 2020 and divestiture of the Expert Solutions business in the fourth quarter of 2020 reduced revenues by $120.9 million, or 18.5% in the first quarter 2021 compared to the prior year. Organic revenue decreased $2.0 million or 0.3% due to the impact of the COVID-19 pandemic on SID, partially offset by an increase in RWCS revenue primarily due to quality of revenue initiatives and Communication Solutions organic revenues growth.

International revenues increased $3.9 million, or 3.0%, in the first quarter of 2021 to $134.3 million from $130.4 million in the first quarter of 2020. The increase in the International segment organic revenues was $9.3 million, or 7.2%, largely attributable to the COVID-19 pandemic waste volumes in RWCS. Divestiture of the Argentina business and Expert Solutions reduced revenues by $14.1 million, or 10.8%. The effect of foreign exchange rates was favorable by $8.7 million, or 6.6%.

Gross profit:

2021 Q1 10-Q Report	Stericycle, Inc. ●	24

In millions
	Three Months Ended March 31,
	2021		2020		Change
	$	% Revenues	$	% Revenues	$	%
Gross profit	261.4	39.1%	286.6	36.5%	(25.2)	(8.8)%

The decrease in Gross profit for the three months ended March 31, 2021, as compared to the prior year comparable period, was primarily due to the 2020 divestitures of Domestic Environmental Solutions, Argentina, and Expert Solutions businesses. In addition, Gross profit decreased because of higher third party disposal costs in International RWCS and weather related impacts due to severe storms across the southwestern U.S. These were partially offset by reductions in variable and discretionary costs, driven by operational efficiency improvements. Gross profit as a percentage of revenues has improved as divested businesses historically produced lower margins as compared to core businesses and operational efficiency initiatives noted above.

International Gross profit as a percentage of revenues is lower than North America Gross profit as a percentage of revenues because our international RWCS operations have fewer small account customers, which tend to generate higher Gross profit as a percentage of revenues. Our international RWCS operations generate most of their revenues from large account customers, such as hospitals, publicly funded healthcare organizations and National Trusts. If our international revenues or reliance on third party disposal services increase, consolidated Gross profit as a percentage of revenues may experience downward pressure due to this "business mix" shift, which may be offset by additional international small account market penetration, operational efficiency improvements, and domestic business expansion.
SG&A:

In millions
	Three Months Ended March 31,
	2021		2020		Change
	$	% Revenues	$	% Revenues	$	%
SG&A	202.3	30.3%	258.7	33.0%	(56.4)	(21.8)%

The decrease in SG&A for the three months ended March 31, 2021, as compared to the prior year comparable period, was primarily due to the 2020 divestitures of the Domestic Environmental Solutions, Argentina, and Expert Solutions businesses. Additionally, the Company had lower discretionary, information technology, and bad debt expenses. Further, we continue to see lower charges associated with our key priorities and other significant matters discussed above.
Divestiture losses (gains), net:

In millions
	Three Months Ended March 31,
	2021		2020		Change
	$	% Revenues	$	% Revenues	$	%
Divestiture losses (gains), net	—	—%	58.3	7.4%	(58.3)	(100.0)%

For additional information, see Part I, Item I. Financial Statements; Note 3 – Restructuring, Divestitures and Impairments in the Condensed Consolidated Financial Statements and our key priorities and other significant matters discussed above.

Segment Profitability:
See Part I, Item I. Financial Statements; Note 8 – Segment Reporting in the Condensed Consolidated Financial Statements and our key priorities and other significant matters discussed above for adjusting items detail.

2021 Q1 10-Q Report	Stericycle, Inc. ●	25

Segment profitability was as follows:

	Three Months Ended March 31,
	2021		2020		Change 2021 versus 2020
	$	% Segment Revenues	$	% Segment Revenues	$	%
Adjusted Income from Operations
North America	157.6	29.5%	149.6	22.9%	8.0	5.3%
International	12.6	9.4%	15.1	11.6%	(2.5)	(16.6)%
Other Costs	(60.2)	nm	(70.9)	nm	10.7	(15.1)%
Total	110.0	16.5%	93.8	11.9%	16.2	17.3%

Reconciliation to Income (loss) from operations:
Adjusted Income from Operations	110.0		93.8
Adjusting Items Total (1)	(50.9)		(124.2)
Income (loss) from operations	59.1		(30.4)
nm - percentage change not meaningful
(1) See Part I, Item 1. Financial Statements; Note 8 - Segment Reporting in the Condensed Consolidated Financial Statements for more detail.

Adjusted Income from Operations for North America increased $8.0 million, or 5.3%, in the first quarter of 2021 to $157.6 million from $149.6 million in the first quarter of 2020. Adjusted Income from Operations improvement was primarily driven by lower SG&A, quality of revenue and operational efficiency initiatives, and divestitures of lower margin businesses. These improvements were partially offset by severe weather impact in North America. As a percentage of North America revenues, Adjusted Income from Operations was 29.5% and 22.9%, for the first quarter of 2021 and 2020, respectively.
Adjusted Income from Operations for International decreased $2.5 million, or 16.6%, for the first quarter of 2021 to $12.6 million from $15.1 million for the first quarter of 2020. The decline was primarily driven by an increase in RWCS third party disposal costs. As a percentage of International revenues, Adjusted Income from Operations was 9.4% and 11.6% for the first quarter of 2021 and 2020, respectively.

Adjusted Loss from Operations for Other Costs decreased in the three months ended March 31, 2021 compared to the prior year comparable period primarily as a result of lower discretionary and information technology expenses as well as lower Other Costs associated with divested businesses.
Interest expense, net:

In millions
	Three Months Ended March 31,
	2021		2020		Change
	$	% Revenues	$	% Revenues	$	%
Interest expense, net	18.4	2.8%	25.0	3.2%	(6.6)	(26.4)%

The decrease in the three months ended March 31, 2021 as compared to the prior year comparable period is a result of a lower weighted-average debt balance as well as lower interest rates. For further information see Part I, Item I. Financial Statements; Note 5 – Long-Term Debt in the Condensed Consolidated Financial Statements.
Other expense, net:

In millions
	Three Months Ended March 31,
	2021		2020		Change
	$	% Revenues	$	% Revenues	$	%
Other expense, net	0.7	0.1%	2.9	0.4%	(2.2)	(75.9%)

2021 Q1 10-Q Report	Stericycle, Inc. ●	26

Other expense, net is primarily comprised of foreign exchange losses including the re-measurement of net monetary assets held in Argentina as a result of its designation as a highly inflationary economy through its divestiture in August of 2020.
Income tax (expense) benefit:

In millions
	Three Months Ended March 31,
	2021		2020		Change
	$	Effective Rate	$	Effective Rate	$	%
Income tax (expense) benefit	(13.8)	34.5%	38.4	65.9%	52.2	135.9%

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

The Credit Agreement and Fifth Amendment contain a number of covenants, including financial covenants. As of March 31, 2021, the Company was in compliance with the Consolidated Leverage Ratio covenant, with an actual ratio of 3.28 to 1.00, which was below the allowed maximum ratio of 4.75 to 1.00 as contained in the Fifth Amendment.
For further details concerning these matters see Part I, Item I. Financial Statements; Note 5 – Long-Term Debt in the Condensed Consolidated Financial Statements.
Cash Flow Summary:

The following table shows cash flow information for the Company by activity:

In millions
	Three Months Ended March 31,
	2021	2020
Net cash from operating activities	$62.6	$82.1
Net cash from investing activities	(24.5)	(40.1)
Net cash from financing activities	(40.1)	(39.6)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(1.1)
Net change in cash and cash equivalents	$(3.3)	$1.3
Operating Cash Flows: Net cash from operating activities decreased $19.5 million in the first three months of 2021 to $62.6 million from $82.1 million in the first three months of 2020. The current period primarily reflects an annual incentive compensation payout of $38.6 million and higher accounts receivables of $9.2 million driven by increased revenues, which were partially offset by lower interest payments of $15.6 million primarily as a result of lower debt balances and improved operating performance and other working capital changes of $12.7 million.
DSO as of March 31, 2021 was reported as 55 days, compared to DSO of 47 days as of March 31, 2020. When excluding divested revenues from the trailing twelve-months DSO calculations as of March 31, 2021, DSO was 57 days, compared to 55 days for the first quarter of 2020.

Investing Cash Flows: Net cash from investing activities decreased $15.6 million in the first three months of 2021 to net cash used of $24.5 million from net cash used of $40.1 million in the first three months of 2020. Our cash paid

2021 Q1 10-Q Report	Stericycle, Inc. ●	27

for capital expenditures decreased by $14.9 million to $24.7 million from $39.6 million in the first three months ended 2020. The difference was primarily driven by $22.0 million lower ERP Implementation capital expenditures in 2021 compared to the first quarter of 2020 and timing of planned 2021 capital expenditures.
Financing Cash Flows: Net cash from financing activities increased $0.5 million in the first three months of 2021 to $40.1 million from $39.6 million in the first three months of 2020. Our net repayments on our Senior Credit Facility and Term Loan were $31.4 million in the first quarter of 2021 compared to net repayments of $27.6 million in the first quarter of 2020.
Critical Accounting Policies and Estimates
As discussed in our 2020 Form 10-K, the preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. There were no material changes from the information provided therein.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about the various risks to which we have exposure are included in Part I, Item 7A "Quantitative and Qualitative Disclosures about Market Risk" of our 2020 Form 10-K. There were no material changes from the information provided therein.
The U.K.’s Financial Conduct Authority, which regulates LIBOR, announced in 2017 that it intends to phase out LIBOR by the end of 2021. The Company’s contracts with respect to its borrowings already contain comparable alternative reference rates that would automatically take effect upon the phasing out of LIBOR.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective as of March 31, 2021, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2021, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

2021 Q1 10-Q Report	Stericycle, Inc. ●	28

Table of Contents	PART II

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
Further information pertaining to legal proceedings can be found in Part I, Item I. Financial Statements; Note 9 – Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements and is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2020, and the factors identified under “Safe Harbor Statement” at the beginning of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to the risk factors included in our Annual Report for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the three months ended March 31, 2021.

2021 Q1 10-Q Report	Stericycle, Inc. ●	29

Table of Contents	PART IV

Item 6. Exhibits
The following exhibits are filed or furnished as part of this report:
Exhibit Index

Exhibit Index	Description
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

3.10	Amended and restated bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed June 1, 2016)
10.1	Form of Agreement for Restricted Stock Unit Award under the 2011 Incentive Stock Plan
10.2	Form of Agreement for Performance-Based Restricted Stock Unit Award under the 2011 Incentive Stock Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income (Loss); (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Equity and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* The Company agrees to furnish supplementally a copy of any omitted exhibit or appendix to the Securities and Exchange Commission upon request.

2021 Q1 10-Q Report	Stericycle, Inc. ●	30

Table of Contents	SIGNATURES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: April 29, 2021

STERICYCLE, INC.
(Registrant)
By: /s/ JANET H. ZELENKA
Janet H. Zelenka
Executive Vice President, Chief Financial Officer & Chief Information Officer

2021 Q1 10-Q Report	Stericycle, Inc. ●	31