Form 10-Q
period 2021-06-30
STERICYCLE INC
filed 2021-08-06
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
[Mark One]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On August 2, 2021, there were 91,854,225 shares of the Registrant’s Common Stock outstanding.

2021 Q2 10-Q Report	Stericycle, Inc. ●	2

Glossary of Defined Terms
Unless the context requires otherwise, the “Company,” “Stericycle,” "we," "us" or "our" refers to Stericycle, Inc. on a consolidated basis. The Company also uses several other terms in this Quarterly Report on Form 10-Q, most of

2021 Q2 10-Q Report	Stericycle, Inc. ●	3

which are explained or defined below:

Abbreviation	Description
2020 Form 10-K	Annual report on Form 10-K for the year ended December 31, 2020
Adjusted Income from Operations	Income from Operations adjusted for certain items discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ARP Act	American Rescue Plan Act of 2021
ASC 740	Accounting Standards Codification Topic 740 "Income Taxes"
ASEA	Agencia de Seguridad, Energia y Ambiente
ASU	Accounting Standards Update
CAA 2021	Consolidated Appropriations Act, 2021
CARES Act	U.S. Coronavirus Aid, Relief, and Economic Security Act enacted into law on March 27, 2020
Clean Air Act	The Clean Air Act of 1970
Credit Agreement Defined Debt Leverage Ratio	As of any date of determination, the ratio of (a) (i) Consolidated Funded Indebtedness as of such date minus (ii) Unrestricted Cash as of such date to (b) Consolidated EBITDA for the period of four fiscal quarters most recently ended on or prior to such date, as defined in the Fifth Amendment.
COR	Cost of revenues
COSO Framework	Internal Control Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	The global novel coronavirus disease 2019 outbreak, which the World Health Organization declared as to be a pandemic
Credit Agreement	Credit Agreement dated November 17, 2017 by and among the Company and certain of its subsidiaries named therein, Bank of America, N.A., as administrative agent, and the other financial institutions party thereto as amended
CRS	Communication and Related Services
DAQ	Division of Air Quality
DEA	Drug Enforcement Administration. The Drug Enforcement Administration (DEA) is a division of the US Department of Justice. It is the federal agency which regulates the manufacture, dispensing, storage, and shipment of controlled substances including medications with human abuse potential.
DOJ	U.S. Department of Justice
Domestic Environmental Solutions	Hazardous Waste Solutions and Manufacturing and Industrial Services
DSO	Days Sales Outstanding, defined as the average number of days that it takes a company to collect payment after revenue has been recorded, computed as the trailing twelve months of Revenues for the period ended DSO, divided by the Accounts Receivable balance at the end of the period.
DTSC	Department of Toxic Substances Control
EBITDA	Earnings Before Interest, Taxes, Depreciation & Amortization. Another common financial term utilized by Stericycle to analyze the core profitability of the business before interest, tax, depreciation and amortization.
EPA	U.S. Environmental Protection Agency
ERP	Enterprise Resource Planning
Exchange Act	U.S. Securities Exchange Act of 1934
Expert Solutions	Recall and Return Services
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
Fourth Amendment	Fourth Amendment to the Credit Agreement, dated as of June 14, 2019
Fifth Amendment	Fifth Amendment to the Credit Agreement, dated as of February 25, 2020
HSA	Healthcare Service Agreement with Buyer
International	Operating segment including Europe, Middle East, Asia Pacific and Latin America Business operations outside of North America
IRS	U.S. Internal Revenue Service
North America	Operating segment in North America, including Puerto Rico
NOV	Notice of Violation
Other Costs	Represents corporate enabling and shared services functions costs, annual incentive and stock-based compensation
PFA	Pre-filing agreement with the U.S. Internal Revenue Service
Purchase Agreement	Stock Purchase Agreement, dated as of February 6, 2020, by and between Stericycle, Inc., and the Buyer
PSU	Performance-based restricted stock unit
ROU	Right-of-use
RSU	Restricted stock unit
RWCS	Regulated Waste and Compliance Services. Stericycle business unit that provides regulated medical waste services.
SEC	U.S. Securities and Exchanges Commission
Senior Credit Facility	The Company's $1.2 billion senior credit facility due in November of 2022 granted under the terms of the Credit Agreement
Senior Notes	5.375% ($600.0 million) Senior Notes due July 2024 and 3.875% ($500.0 million) Senior Notes due January 2029
SG&A	Selling, general and administrative expenses
SID	Secure Information Destruction Services business unit that provides regulated confidential customer material shredding services.
SOP	Sorted office paper
SQ Settlement	Small quantity medical waste customers class action settlement of $295.0 million
Term Loans	Advances made by any lender under the Term Facility
TSA	Transition Services Agreement
U.K.	United Kingdom
U.S.	United States of America
U.S. GAAP	U.S. Generally Accepted Accounting Principles

2021 Q2 10-Q Report	Stericycle, Inc. ●	4

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

In millions, except per share data
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$672.7	$598.2	$1,340.7	$1,383.2
Cost of revenues	403.6	368.5	810.2	866.9
Gross profit	269.1	229.7	530.5	516.3
Selling, general and administrative expenses	213.5	201.0	415.8	459.7
Divestiture losses (gains), net	—	3.8	—	62.1
Income (loss) from operations	55.6	24.9	114.7	(5.5)
Interest expense, net	(17.9)	(19.3)	(36.3)	(44.3)
Other income (expense), net	0.7	(1.0)	—	(3.9)
Income (loss) before income taxes	38.4	4.6	78.4	(53.7)
Income tax (expense) benefit	(9.1)	(8.7)	(22.9)	29.7
Net income (loss)	29.3	(4.1)	55.5	(24.0)
Net income attributable to noncontrolling interests	—	(0.4)	(0.1)	(0.6)
Net income (loss) attributable to Stericycle, Inc. common shareholders	$29.3	$(4.5)	$55.4	$(24.6)
Earnings (loss) per common share attributable to Stericycle, Inc. common shareholders:
Basic	$0.32	$(0.05)	$0.60	$(0.27)
Diluted	$0.32	$(0.05)	$0.60	$(0.27)
Weighted average number of common shares outstanding:
Basic	91.8	91.4	91.7	91.4
Diluted	92.1	91.4	92.1	91.4
See accompanying Notes to Condensed Consolidated Financial Statements.

2021 Q2 10-Q Report	Stericycle, Inc. ●	5

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$29.3	$(4.1)	$55.5	$(24.0)

Other comprehensive income (loss):
Currency translation adjustments	6.7	10.3	(6.4)	(28.8)
Total other comprehensive income (loss)	6.7	10.3	(6.4)	(28.8)

Comprehensive income (loss)	36.0	6.2	49.1	(52.8)
Less: comprehensive income attributable to noncontrolling interests	0.1	0.4	—	0.7
Comprehensive income (loss) attributable to Stericycle, Inc. common shareholders	$35.9	$5.8	$49.1	$(53.5)
See accompanying Notes to Condensed Consolidated Financial Statements.

2021 Q2 10-Q Report	Stericycle, Inc. ●	6

STERICYCLE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except per share data
	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$61.7	$53.3
Accounts receivable, less allowance for doubtful accounts of $49.1 in 2021 and $56.2 in 2020	402.7	380.7
Prepaid expenses	32.2	63.0
Other current assets	51.8	55.5
Total Current Assets	548.4	552.5
Property, plant and equipment, less accumulated depreciation of $662.2 in 2021 and $629.7 in 2020	713.3	701.3
Operating lease right-of-use assets	360.4	365.0
Goodwill	2,814.2	2,819.3
Intangible assets, less accumulated amortization of $701.1 in 2021 and $641.6 in 2020	1,027.2	1,087.4
Other assets	53.6	56.4
Total Assets	$5,517.1	$5,581.9
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$95.5	$91.0
Bank overdrafts	2.4	—
Accounts payable	176.9	181.2
Accrued liabilities	269.7	289.4
Operating lease liabilities	86.3	86.2
Other current liabilities	45.9	49.3
Total Current Liabilities	676.7	697.1
Long-term debt, net	1,604.5	1,689.1
Long-term operating lease liabilities	293.1	299.0
Deferred income taxes	369.9	380.4
Long-term taxes payable	19.7	22.7
Other liabilities	59.7	59.2
Total Liabilities	3,023.6	3,147.5

Commitments and contingencies

EQUITY
Common stock (par value $0.01 per share, 120.0 shares authorized, 91.8 and 91.6 issued and outstanding in 2021 and 2020, respectively)	0.9	0.9
Additional paid-in capital	1,244.6	1,234.0
Retained earnings	1,438.0	1,382.6
Accumulated other comprehensive loss	(193.7)	(187.4)
Total Stericycle, Inc.’s Equity	2,489.8	2,430.1
Noncontrolling interests	3.7	4.3
Total Equity	2,493.5	2,434.4
Total Liabilities and Equity	$5,517.1	$5,581.9
See accompanying Notes to Condensed Consolidated Financial Statements.

2021 Q2 10-Q Report	Stericycle, Inc. ●	7

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In millions
	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$55.5	$(24.0)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	50.4	57.0
Intangible amortization	59.9	63.1
Stock-based compensation expense	12.2	12.9
Deferred income taxes	(8.8)	(2.7)
Divestiture losses (gains), net	—	62.1
Asset impairments, loss on disposal of property plant and equipment and other charges	—	12.3
Other, net	2.2	4.0
Changes in operating assets and liabilities, net of the effects of divestitures:
Accounts receivable	(22.8)	42.5
Prepaid expenses	30.9	(17.6)
Accounts payable	(7.2)	(21.4)
Accrued liabilities	(11.0)	(1.3)
Other assets and liabilities	(11.5)	20.4
Net cash from operating activities	149.8	207.3
INVESTING ACTIVITIES:
Capital expenditures	(59.7)	(74.6)
(Payments) proceeds from divestiture of businesses	(0.7)	427.7
Other, net	2.0	(0.8)
Net cash from investing activities	(58.4)	352.3
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(11.6)	(16.9)
Proceeds from foreign bank debt	—	0.6
Repayments of foreign bank debt	(0.2)	(2.9)
Repayments of term loan	(104.3)	(388.1)
Proceeds from senior credit facility	648.0	608.1
Repayments of senior credit facility	(610.6)	(745.6)
Proceeds (repayments) from bank overdrafts, net	2.3	(1.6)
Payments of capital lease obligations	(2.0)	(2.1)
Payments of debt issuance costs	—	(1.4)
Proceeds from issuance of common stock, net of (payments of) taxes from withheld shares	(3.6)	(1.1)
Payments to noncontrolling interest	(0.6)	—
Net cash from financing activities	(82.6)	(551.0)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(1.3)
Net change in cash and cash equivalents	8.4	7.3
Cash and cash equivalents at beginning of period	53.3	34.7
Cash and cash equivalents at end of period	$61.7	$42.0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$23.0	$45.5
Income taxes paid (refunded), net	$8.1	$0.6
Capital expenditures in Accounts payable	$14.9	$9.0
See accompanying Notes to Condensed Consolidated Financial Statements.

2021 Q2 10-Q Report	Stericycle, Inc. ●	8

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of April 1, 2021	91.8	$0.9	$1,235.9	$1,408.7	$(200.3)	$3.6	$2,448.8
Net income	—	—		29.3	—	—	29.3
Currency translation adjustment	—	—	—	—	6.6	0.1	6.7
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	—	—	1.6	—	—	—	1.6
Stock-based compensation expense	—	—	7.1	—	—	—	7.1
Changes to noncontrolling interest	—	—	—	—	—	—	—
Balance as of June 30, 2021	91.8	$0.9	$1,244.6	$1,438.0	$(193.7)	$3.7	$2,493.5

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of April 1, 2020	91.4	$0.9	$1,212.7	$1,419.8	$(357.2)	$4.0	$2,280.2
Net loss	—	—	—	(4.5)	—	0.4	(4.1)
Currency translation adjustment	—	—	—	—	10.2	0.1	10.3
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.1	—	1.9	—	—	—	1.9
Stock-based compensation expense	—	—	7.8	—	—	—	7.8
Balance as of June 30, 2020	91.5	$0.9	$1,222.4	$1,415.3	$(347.0)	$4.5	$2,296.1

2021 Q2 10-Q Report	Stericycle, Inc. ●	9

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2020	91.6	$0.9	$1,234.0	$1,382.6	$(187.4)	$4.3	$2,434.4
Net income	—	—		55.4	—	0.1	55.5
Currency translation adjustment	—	—	—	—	(6.3)	(0.1)	(6.4)
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.2	—	(1.6)	—	—	—	(1.6)
Stock-based compensation expense	—	—	12.2	—	—	—	12.2
Changes to noncontrolling interest	—	—	—	—	—	(0.6)	(0.6)
Balance as of June 30, 2021	91.8	$0.9	$1,244.6	$1,438.0	$(193.7)	$3.7	$2,493.5

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2019	91.2	$0.9	$1,205.7	$1,442.4	$(318.1)	$3.8	$2,334.7
Net loss	—	—	—	(24.6)	—	0.6	(24.0)
Currency translation adjustment	—	—	—	—	(28.9)	0.1	(28.8)
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.3	—	3.8	—	—	—	3.8
Stock-based compensation expense	—	—	12.9	—	—	—	12.9
Cumulative effect of adopting ASU 2016-13	—	—	—	(2.5)	—	—	(2.5)
Balance as of June 30, 2020	91.5	$0.9	$1,222.4	$1,415.3	$(347.0)	$4.5	$2,296.1
See accompanying Notes to Condensed Consolidated Financial Statements.

2021 Q2 10-Q Report	Stericycle, Inc. ●	10

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
The accompanying unaudited Condensed Consolidated Financial Statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have been prepared pursuant to the rules and regulations of the SEC for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements prepared in conformity with U.S. GAAP. In the opinion of management, however, all adjustments, consisting of normal recurring adjustments necessary to present fairly the results of operations, financial position and cash flows have been made. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2020 Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year or any other period.
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
The Company’s customers typically enter into a contract for the provision of services on a regular and scheduled basis, e.g., weekly, monthly or on an as needed basis over the contract term. Under the contract terms, the Company receives fees based on a monthly, quarterly or annual rate and/or fees based on contractual rates depending upon measures including the volume, weight, and type of waste, number and size of containers collected, weight and type of shredded paper, and number of call minutes.
Amounts are invoiced based on the terms of the underlying contract either on a regular basis, e.g., monthly or quarterly, or as services are performed and are generally due within a short period of time after invoicing based upon normal terms and conditions for our business type and the geography of the services performed.
Disaggregation of Revenues

2021 Q2 10-Q Report	Stericycle, Inc. ●	11

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

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue by Service
Regulated Waste and Compliance Services	$463.0	$445.7	$936.6	$1,012.6
Secure Information Destruction Services	209.7	152.5	404.1	370.6
Total Revenues	$672.7	$598.2	$1,340.7	$1,383.2
North America
Regulated Waste and Compliance Services	$362.2	$353.9	$729.0	$822.5
Secure Information Destruction Services	180.4	137.4	347.3	323.4
Total North America Segment	$542.6	$491.3	$1,076.3	$1,145.9
International
Regulated Waste and Compliance Services	$100.8	$91.8	$207.6	$190.1
Secure Information Destruction Services	29.3	15.1	56.8	47.2
Total International Segment	$130.1	$106.9	$264.4	$237.3
Contract Liabilities
Contract liabilities at June 30, 2021 and December 31, 2020 were $9.7 million and $8.8 million, respectively. Contract liabilities as of June 30, 2021 are expected to be recognized in Revenues, as the amounts are earned, which will be over the next 12 months.
Contract Acquisition Costs
The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are deferred and amortized to SG&A over a weighted average estimated period of benefit of 6.5 years.
During the three months ended June 30, 2021 and 2020, the Company amortized $3.1 million and $2.6 million, respectively, of deferred sales incentives to SG&A. During the six months ended June 30, 2021 and 2020, the Company amortized $6.1 million and $5.2 million, respectively, of deferred sales incentives to SG&A.
Total contract acquisition costs, net of accumulated amortization, were classified as follows:

In millions
	June 30, 2021	December 31, 2020
Other current assets	$11.6	$11.1
Other assets	32.0	31.1
Total contract acquisition costs	$43.6	$42.2

Allowance for Doubtful Accounts
The Company estimates its allowance for doubtful accounts based on past collection history and specific risks identified among uncollected amounts, as well as management’s expectation of future economic conditions. If current or expected future economic trends, events, or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written off when the Company’s internal collection efforts have been exhausted. The changes in allowance for doubtful accounts were reported as follows:

2021 Q2 10-Q Report	Stericycle, Inc. ●	12

In millions
Total
Balance as of December 31, 2020	$56.2
Bad debt expense, net of recoveries	1.8
Write-offs	(9.4)
Other changes(1)	0.5
Balance as of June 30, 2021	$49.1
(1) Amount consists primarily of currency translation adjustments

NOTE 3 – RESTRUCTURING, DIVESTITURES AND IMPAIRMENTS

Restructuring

There were no restructuring charges during the three and six months ended June 30, 2021 and 2020, respectively.
Divestitures

On August 4, 2021, the Company entered into an agreement for the sale of its operations in Japan for proceeds of approximately $10.0 million. Revenues of operations in Japan were approximately 1% of our consolidated annual revenues for 2020. As of June 30, 2021, the operations in Japan did not meet the assets held for sale criteria. The transaction is expected to result in a third quarter non-cash divestiture pre-tax loss of approximately $15.0 million, of which $4.0 million relates to the reclassification of accumulated currency translation adjustments to earnings.

On April 6, 2020, the Company completed the sale of all of the outstanding equity interests of its Domestic Environmental Solutions business for approximately $462.5 million. In the first quarter of 2020, the Company recognized an impairment charge of $58.3 million, inclusive of $10.8 million of related deal costs. In the second quarter of 2020, the Company recognized an incremental loss on the sale of the business of $3.8 million driven by working capital adjustments. These charges are reported as Divestiture losses (gains), net in the Company’s Condensed Consolidated Statements of Income (Loss). The estimated fair value was generated using Level 3 inputs.
Impairments
Impairments for the period were reported as follows:

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Impairments
Asset Impairment - COR	$—	$6.8	$—	$6.8
Asset Impairment - SG&A	—	1.5	—	5.5
Total Impairments	$—	$8.3	$—	$12.3
North America
Asset Impairment - COR	$—	$6.1	$—	$6.1
Asset Impairment - SG&A	—	0.1	—	4.1
Total North America Segment	$—	$6.2	$—	$10.2
International
Asset Impairment - COR	$—	$0.7	$—	$0.7
Asset Impairment - SG&A	—	1.4	—	1.4
Total International Segment	$—	$2.1	$—	$2.1

Asset impairments for the three and six months ended June 30, 2020, in North America includes charges associated with rationalization of software application assets and intangibles assets as a result of a discontinuation of a service line, and in International, includes charges associated with certain property, plant and equipment assets and operating permit intangible assets primarily in Brazil.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

2021 Q2 10-Q Report	Stericycle, Inc. ●	13

Goodwill
Changes in the carrying amount of goodwill by reportable segment were as follows:

In millions
	North America	International	Total
Balance as of December 31, 2020	$2,448.8	$370.5	$2,819.3
Changes due to foreign currency fluctuations	—	(5.1)	(5.1)
Balance as of June 30, 2021	$2,448.8	$365.4	$2,814.2
Intangible Assets
Intangible assets were as follows:

In millions
	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Customer relationships	$1,313.7	$687.2	$626.5	$1,314.9	$630.2	$684.7
Covenants not-to-compete	3.5	3.2	0.3	3.5	3.0	0.5
Tradenames	3.6	1.3	2.3	3.6	1.3	2.3
Operating permits	13.6	8.8	4.8	11.5	6.5	5.0
Other	0.6	0.6	—	0.6	0.6	—
Indefinite lived intangibles:
Operating permits	77.0	—	77.0	79.6	—	79.6
Tradenames	316.3	—	316.3	315.3	—	315.3
Total	$1,728.3	$701.1	$1,027.2	$1,729.0	$641.6	$1,087.4
Changes in the carrying amount of intangible assets were as follows:

In millions
Total
Balance as of December 31, 2020	$1,087.4
Amortization during the period	(59.9)
Changes due to foreign currency fluctuations	(0.3)
Balance as of June 30, 2021	$1,027.2
The estimated amortization expense for each of the next five years (based upon exchange rates at June 30, 2021) is as follows for the years ending December 31:

In millions
2021 (remainder)	$58.5
2022	115.8
2023	111.9
2024	110.6
2025	90.1

NOTE 5 – LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

2021 Q2 10-Q Report	Stericycle, Inc. ●	14

In millions
	June 30, 2021	December 31, 2020
$1.2 billion Senior Credit Facility, due in November 2022	$210.4	$173.3
$1.3 billion Term Loan, due in November 2022	318.3	422.5
$600 million Senior Notes, due in 2024	600.0	600.0
$500 million Senior Notes, due in 2029	500.0	500.0
Promissory notes and deferred consideration weighted average maturity 1.9 years at 2021 and 2.1 years at 2020	30.6	42.3
Foreign bank debt weighted average maturity 0.9 years at 2021 and 1.1 years at 2020	30.1	32.3
Obligations under finance leases	23.5	24.8
Total debt	1,712.9	1,795.2
Less: current portion of total debt	95.5	91.0
Less: unamortized debt issuance costs	12.9	15.1
Long-term portion of total debt	$1,604.5	$1,689.1
The estimated fair value of our debt approximated $1.75 billion and $1.86 billion as of June 30, 2021 and December 31, 2020, respectively. These fair value amounts were estimated using an income approach by applying market interest rates for comparable instruments and developed based on inputs classified as Level 2.
On February 25, 2020, the Company executed a Fifth Amendment, which amended the Credit Agreement.
As of June 30, 2021, the Company was in compliance with its Credit Agreement Defined Debt Leverage Ratio covenant, with an actual ratio of 3.06 to 1.00, which was below the allowed maximum ratio of 4.75 to 1.00 as set forth in the Fifth Amendment. The Credit Agreement Defined Debt Leverage Ratio is 4.75 to 1.00 for fiscal quarters ending on or before December 31, 2021 and 4.25 to 1.00 for fiscal quarters ending on or after March 31, 2022.
Amounts committed to outstanding letters of credit and the unused portion of the Company’s Senior Credit Facility were as follows:

In millions
	June 30, 2021	December 31, 2020
Outstanding letters of credit under Senior Credit Facility	$97.5	$79.5
Unused portion of the Senior Credit Facility	892.1	947.2

NOTE 6 – INCOME TAXES

The Company reported income tax expense of $9.1 million and $8.7 million for the three months ended June 30, 2021 and 2020, respectfully. The effective tax rates for the three months ended June 30, 2021 and 2020 were 23.7% and 189.1%, respectively. The tax rate for the three months ended June 30, 2021 reflects (i) a tax benefit associated with matter that was subject to a PFA with the IRS as further described below, (ii) losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances, and (iii) equity-based compensation awards expiring without a tax benefit. The effective tax rate for the three months ended June 30, 2020 reflects (i) equity-based compensation awards expiring without a tax benefit and (ii) non-deductible divestiture charges.

The Company reported an income tax expense of $22.9 million for the six months ended June 30, 2021 compared to an income tax benefit of $29.7 million for the six months ended June 30, 2020. The effective tax rates for the six months ended June 30, 2021 and 2020 were 29.2% and 55.3%, respectively. The effective tax rate for the six months ended June 30, 2021, reflects (i) a tax benefit associated with a tax matter that was subject to a PFA with the IRS, (ii) losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances and (iii) equity-based compensation awards expiring without a tax benefit. The effective tax rate for the six months ended June 30, 2020, reflects (i) a $39.4 million tax benefit related to the CARES Act, (ii) the tax impact from a divestiture impairment which was primarily non-deductible, and (iii) equity-based compensation awards expiring without a tax benefit.

In response to the COVID-19 pandemic the government too the following tax related government actions:
•On March 11, 2021, the President signed into law the ARP Act, a legislative package which is generally not significant to the Company's current business; however, the Company will continue to assess the ARP Act on an ongoing basis.

2021 Q2 10-Q Report	Stericycle, Inc. ●	15

•On December 27, 2020, the President signed the CAA 2021, which provides several business tax relief provisions, which are generally not significant to the Company's current business; however, the Company will continue to assess the CAA 2021 on an ongoing basis.
•On March 27, 2020, the President signed into law the CARES Act, which was a substantial tax-and-spending package. As a result of the CARES Act tax law changes, for the year ended December 31, 2020, we recognized a $44.4 million tax benefit related to our ability to carryback net operating losses to prior years that had higher tax rates. Note that in the first quarter of 2020, the Company recognized an initial $39.4 million tax benefit; in the fourth quarter of 2020, upon finalizing the 2019 federal income tax return which impacted the carryback to prior years, the Company recognized an incremental $5.0 million tax benefit. In July 2020, the Company received a cash refund of $48.0 million, and in December 2020, the Company received $64.2 million (of which $62.0 million was the cash refund claim, and $2.2 million was interest income). A remaining carryback claim of less than $1.0 million associated with the finalization of the 2019 U.S. federal income tax return was filed with the IRS and the refund was received in June of 2021.
Similar tax provisions and other stimulus measures have been granted either before or after June 30, 2021 by certain foreign and U.S. state jurisdictions, which the Company continues to evaluate and apply, if applicable.
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

Subsequently in late 2020, the Company amended the 2018 tax return to reduce the Section 1341 benefit as a result of discussions with the IRS as part of the PFA program. Consequently, the remaining long-term receivable established for the Section 1341 claim and the corresponding uncertain tax position was reclassified to a current income tax receivable and current income tax liability, respectively, as both are expected to settle in cash in 2021. In April 2021, the Company was advised that the IRS completed its review of the 2018 tax return and took no exception to the Section 1341 benefit. Consequently, the Company recorded a tax benefit of approximately $5.5 million in the second quarter of 2021 associated with the Section 1341 claim.

NOTE 7 – EARNINGS (LOSS) PER COMMON SHARE
Basic earnings per share is computed by dividing Net Income (Loss) by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period, only in the periods in which such effect is dilutive. The following table shows the effect of stock-based awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

In millions of shares
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average common shares outstanding - basic	91.8	91.4	91.7	91.4
Incremental shares outstanding related to stock-based awards	0.3	—	0.4	—
Weighted average common shares outstanding - diluted	92.1	91.4	92.1	91.4
In periods of net loss, stock-based awards are anti-dilutive and therefore excluded from the earnings (loss) per share calculation.

In thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options excluded from computation of diluted earnings (loss) per share	1,958	3,258	2,131	3,538
RSUs excluded from computation of diluted earnings (loss) per share	8	354	5	239
PSUs are offered to key employees and are subject to achievement of specified performance conditions. Contingently issuable shares are excluded from the computation of diluted earnings per share based on current

2021 Q2 10-Q Report	Stericycle, Inc. ●	16

period results. The shares would not be issuable if the end of the reporting period were the end of the contingency period. If such goals are not met, no compensation expense is recognized, and any previously recognized compensation expense is reversed.

NOTE 8 – SEGMENT REPORTING
The Company evaluates, oversees, and manages the financial performance of two operating and reportable segments – North America and International.
The following tables show financial information for the Company's reportable segments:

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
North America	$542.6	$491.3	$1,076.3	$1,145.9
International	130.1	106.9	264.4	237.3
Total	$672.7	$598.2	$1,340.7	$1,383.2
Adjusted Income from Operations
North America	$159.6	$140.5	$317.2	$290.0
International	15.6	1.8	28.2	16.9
Other Costs	(69.5)	(57.0)	(129.7)	(127.8)
Total	$105.7	$85.3	$215.7	$179.1
The following table reconciles the Company's primary measure of segment profitability, Adjusted Income from Operations, to Income (loss) from operations:

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total Reportable Segment Adjusted Income from Operations	$105.7	$85.3	$215.7	$179.1
Adjusting Items:
ERP Implementation	(17.3)	(9.2)	(35.2)	(27.2)
Intangible Amortization	(30.1)	(31.2)	(59.9)	(63.1)
Divestitures (including Divestiture (losses) gains, net)	(0.4)	(6.2)	(1.6)	(67.5)
Litigation, Settlements and Regulatory Compliance	(2.3)	(4.2)	(4.3)	(8.6)
Asset Impairments	—	(8.3)	—	(12.3)
Other	—	(1.3)	—	(5.9)
Income (loss) from operations	$55.6	$24.9	$114.7	$(5.5)

NOTE 9 - COMMITMENTS AND CONTINGENCIES
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

2021 Q2 10-Q Report	Stericycle, Inc. ●	17

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

Certain class members who have opted out of the SQ Settlement have filed lawsuits against the Company, and the Company is defending and intends to resolve those actions. The Company has made an accrual in respect of these collective matters consistent with its accrual policies described above, which is not material.

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

As part of the FCPA investigation discussed above, the SEC has requested certain additional information from the Company. On July 29, 2019, the SEC issued a subpoena to the Company requesting documents relating to the Company’s pricing practices concerning small quantity customers, as alleged in the Contract Class Action previously discussed. The Company is cooperating with the SEC’s request. We have begun meeting with these agencies to engage in discussions about potential resolution of these matters, but these discussions are in a preliminary stage.

In addition, the Company has been informed that the office of the United States Attorney for the Southern District of New York is conducting an investigation into compliance with the False Claims Act and other federal statutes in connection with the collection, transportation and disposal of hazardous waste by the Company’s former ESOL business unit. The Company has also been informed that the State of California Department of Justice has opened an investigation related to the Company’s collection, transportation, and disposal of waste generated by government customers in California. The Company is cooperating with these investigations.

The Company has not accrued any amounts in respect of the foregoing U.S. government investigation matters, as it cannot estimate any reasonably possible loss or any range of reasonably possible losses that the Company may incur. The Company is unable to make such an estimate because, based on what the Company knows now, in the

2021 Q2 10-Q Report	Stericycle, Inc. ●	18

Company’s judgment, the factual and legal issues presented in these matters are sufficiently unique that the Company is unable to identify other circumstances sufficiently comparable to provide guidance in making estimates.

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

North Salt Lake, Utah. On May 10, 2021, the United States District Court for the District of Utah approved a settlement between the Company and the United States DOJ that resolved an investigation by the EPA into alleged past Clean Air Act and permit violations, as previously disclosed. Under the resulting civil consent decree the Company paid a civil penalty, which is not material, and has begun working with the local Davis County School District on a Supplemental Environmental Project that will replace older, higher-emission school buses with new, more efficient buses to reduce pollution and protect the local environment. The Company has accrued the amount remaining to be spent under the Supplemental Environmental Project, which is not material.

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

DEA Investigation. On February 11, 2020, the Company received an administrative subpoena from the DEA, which executed a search warrant at the Company’s former Environmental Solutions facility at Rancho Cordova, California and an administrative inspection warrant at the Company’s former facility in Indianapolis, Indiana for materials related to the former Environmental Solutions business of collecting, transporting, and destroying controlled substances from retail customers (the “ESOL Retail Controlled Substances Business”). On that same day, agents from the DTSC executed a separate search warrant at the Rancho Cordova facility. Since that time, the U.S. Attorney’s Office for the Eastern District of California (“USAO EDCA”) has been overseeing criminal and civil investigations of the ESOL Retail Controlled Substances Business. The USAO EDCA has informed the Company that it may have civil liability under the Controlled Substances Act related to the Domestic Environmental Solutions

2021 Q2 10-Q Report	Stericycle, Inc. ●	19

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement

This document may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. When we use words such as “believes”, “expects”, “anticipates”, “estimates”, “may”, “plan”, “will”, “goal”, or similar expressions, we are making forward-looking statements. Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of our management about future events and are therefore subject to risks and uncertainties, which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. Factors that could cause such differences include, among others, developments in the COVID-19 pandemic and the resulting impact on the results of operations, long-term remote work arrangements, which may adversely affect our business, precautions we have taken to safeguard the health and safety of our team members which may make certain of our business processes less efficient, measures taken by governmental authorities to prevent the spread of the COVID-19 virus which could disrupt our supply chain, result in disruptions in transportation services and restrictions on the ability of our team members to travel, result in temporary closure of our facilities or the facilities of our customers and suppliers, affect the volume of paper processed by our secure information destruction business and the revenue generated from the sale of SOP, disruptions in our relationships with our team members as a result of certain cost-saving measures, economic disruption in the U.S. and other countries resulting from the continuation of the COVID-19 virus, changing market conditions in the healthcare industry, competition and demand for services in the regulated waste and secure information destruction industries, SOP pricing volatility, foreign exchange rate volatility in the jurisdictions in which we operate, failure to attract, hire and retain drivers and other key team members and a high quality workforce, evolving employment and compensation trends, changes in governmental regulation of the collection, transportation, treatment and disposal of regulated waste or the proper handling and protection of personal and confidential information, the level of government enforcement of regulations governing regulated waste collection and treatment or the proper handling and protection of personal and confidential information, decreases in the volume of regulated wastes or personal and confidential information collected from customers, the ability to implement our new ERP system, disruptions in or attacks on information technology systems, charges related to portfolio optimization or the failure of divestitures to achieve the desired results, failure to consummate transactions with respect to non-core businesses, the obligations to service substantial indebtedness and comply with the covenants and restrictions contained in our credit agreements and notes, a downgrade in our credit rating resulting in an increase in interest expense, political, economic, inflationary and other risks related to our foreign operations, the outcome of pending or future litigation or investigations including with respect to the U.S. Foreign Corrupt Practices Act, weather and environmental changes related to climate change, requirements of customers and investors for net carbon zero emissions strategies, and the introduction of regulations for greenhouse gases, which could negatively affect our costs to operate, failure to maintain an effective system of internal control over financial reporting, delays or failures in implementing remediation efforts with respect to potential future material weaknesses, as well as other factors described in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K and subsequent Quarterly Reports on Forms 10-Q. As a result, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends. We disclaim any obligation to update or revise any forward-looking or other statements contained herein other than in accordance with legal and regulatory obligations.

2021 Q2 10-Q Report	Stericycle, Inc. ●	20

Overview
Stericycle is a global business-to-business services company. We provide an array of highly specialized solutions that protect the health and well-being of the people and places around us in a safe, responsible, and sustainable way. Since our founding in 1989, we have grown from a small start-up in medical waste management into a leader across a range of increasingly complex and highly regulated arenas, serving healthcare organizations and commercial businesses of every size through regulated waste and compliance services and secure information destruction services.

Key business highlights include:
•RWCS organic revenue increased 7.6% in the second quarter compared to 2020.
•SID organic revenue increased 34.2% in the second quarter compared to 2020 due to the ongoing economic recovery from COVID-19.
•Income from operations as a percentage of revenues improved 410 basis points, or $30.7 million, in the second quarter compared to 2020.
•At the beginning of August, we launched the North American finance and procurement portions of our ERP system and began our phased deployment of our commercial and operational portions for SID.
•Net debt was reduced by $52.4 million in the second quarter, decreasing total net debt to approximately $1.65 billion. The Credit Agreement Defined Debt Leverage Ratio was reduced to 3.06 times as of June 30, 2021, compared to 3.89 times as of June 30, 2020.
COVID-19 Pandemic and Related Developments
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
We have updated and implemented numerous protocols specifically to reduce risk among our front-line team members, and our strategic sourcing team has worked diligently to take measures to provide our field operations employees with appropriate personal protective equipment. We’ve implemented more rigorous cleaning protocols for all our facilities. As we continue to monitor the evolving impact of the pandemic, we have begun developing return to office protocols for our more than 7,000 employees that have been working remotely since March of 2020. Currently, we anticipate many of our employees will begin returning to the office during the fourth quarter of 2021. In support of this effort, we have encouraged our employees to get vaccinated during work hours and offered additional paid time off if vaccinated.
Like many organizations, we too have been impacted by labor shortages, particularly driver and operational team members. To date, we are addressing our internal needs through three main areas: (1) recruitment, (2) market competitive compensation and benefits, and (3) employee engagement and retention.
Stericycle collects and delivers SOP for recycling into paper products to be used in the hospitality industry including napkins, paper towels, and bathroom tissues. Recycled paper tonnage volume for the first half of 2021 was approximately 280,000, with about the same amount of volume in the first and second quarter of 2021.
Further, certain supply chain delays have impacted some of our planned 2021 capital expenditure projects.

2021 Q2 10-Q Report	Stericycle, Inc. ●	21

The impact of the COVID-19 pandemic across our revenue service categories is as follows:

Revenue Service Category	Services Offered	COVID-19 Pandemic Impact
Regulated Waste and Compliance Services
• Regulated waste management services (including reusable sharps container disposal management services)

• Pharmaceutical waste services, including controlled substances (CsRX, Kiosk, and Seal/Send)

• Compliance programs under the Steri-Safe®, Clinical Services and First Practice Management brand names

• Hazardous waste and compliance solutions

• Maritime waste services

• Communication Solutions (including appointment reminders, secure messaging, event registration, and other communications specifically for hospitals and integrated delivery networks)

RWCS organic revenue growth over the second quarter of 2021 was 7.6%. North America Regulated Waste and Compliance Services organic revenues grew 6.4%. Of this 6.4%, approximately 3% of the growth was driven by quality of revenue initiatives, approximately 2% from COVID-19 related revenues, about 1.4 % from what we believe is elective surgery waste volumes as we saw an increase in the average weight per container, and about 1% from Communication Solutions. These were offset by about a 1% decrease due to maritime waste services revenues. International RWCS organic revenue growth was 12.2%, primarily attributable to supporting our customers through the pandemic.

Secure Information Destruction Services
•Secure information destruction (including document and hard drive destruction services) under the Shred-it® brand name which includes regular scheduled services (and processing onsite and offsite) and one-time services (select, priority and express)

While still below pre-pandemic levels, SID revenues when compared to the second quarter of 2020 increased $57.2 million, with the recovery from the pandemic accounting for $52.2 million of the increase, or organic growth of 34.2%.
In North America, Secure Information Destruction organic revenues increased $41.3 million, or 30.1%, compared to the second quarter of 2020 and International revenues increased $10.9 million, or 72.2%, compared to the second quarter of 2020, primarily driven by an increase in stops as economies continue to reopen.

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

•Operational efficiency, modernization, and innovation – As we manage through complex times, we remain focused on operational efficiency, modernization, and innovation to control variable and discretionary costs and improving performance and efficiencies in our field operations. Our Engineering and Operations teams have and continue to implement operational processes and performance improvements, which have contributed to operating efficiency gains in the past several quarters. We are gaining traction on right sizing and balancing our fleet and equipment, driving efficiencies in route and long-haul execution, and optimizing our network and assets.

•ERP implementation – At the beginning of August, we launched the North America finance and procurement portions of our ERP system and began our phased deployment of SID. Since the SID deployment is a phased deployment, we anticipate completing deployment to all SID facilities by the end of the fourth quarter. Following the North America ERP deployment for SID, we plan to implement the North America ERP for RWCS in 2022. As we continue throughout 2021, we will monitor the evolving pandemic dynamics that could impact our business, customers, the safety of our team members, and internal control environment and we will factor them into our deployment execution and timing decisions. As with any major system implementation, our North America ERP has the potential to cause disruption resulting in potential customer impacts and additional costs.

•Debt reduction and leverage improvement – We remain committed to achieving a Credit Agreement Defined Debt Leverage Ratio below 3.00 times between 2022 and 2023. We expect to

2021 Q2 10-Q Report	Stericycle, Inc. ●	22

improve our leverage ratio through continued focus on operating margin expansion, free cash flow generation, and leveraging divestiture proceeds, if applicable. As of June 30, 2021, we improved our Credit Agreement Defined Debt Leverage Ratio to 3.06 times. Net debt was reduced $52.4 million in the second quarter, decreasing total net debt to approximately $1.65 billion.

•Portfolio optimization – We completed three divestitures in 2020, including Environmental Solutions in April of 2020, operations in Argentina in August of 2020, and Expert Solutions in December of 2020. We also entered into an agreement to divest all of our operations in Japan on August 4, 2021, for approximately $10.0 million. We expect to continue evaluating opportunities to further optimize our portfolio of businesses through a combination of potential asset rationalizations, which streamlines our portfolio of businesses, and focusing more deeply on our core businesses.

Certain Key Priorities and Other Significant Matters
The following table identifies certain key priorities and other significant matters impacting our business and how they are classified in the Condensed Consolidated Statements of Income (Loss):

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pre-tax items:
Included in COR
Asset Impairments	$—	$6.8	$—	$6.8
Total included in COR	—	6.8	—	6.8

Included in SG&A
ERP Implementation	17.3	9.2	35.2	27.2
Intangible Amortization	30.1	31.2	59.9	63.1
Divestitures	0.4	2.4	1.6	5.4
Litigation, Settlements and Regulatory Compliance	2.3	4.2	4.3	8.6
Asset Impairments	—	1.5	—	5.5
Other	—	1.3	—	5.9
Total included in SG&A	50.1	49.8	101.0	115.7

Divestiture losses (gains), net	—	3.8	—	62.1
Total included in Income (loss) from operations	50.1	60.4	101.0	184.6

Included in Other (income) expense, net
Other (including highly inflationary exchange loss)	—	0.6	—	1.0
Total pre-tax	$50.1	$61.0	$101.0	$185.6

After tax items:
CARES Act and Other Tax Matter	$(5.5)	$—	$(5.5)	$(39.4)
Total after-tax	$(5.5)	$—	$(5.5)	$(39.4)

2021 Q2 10-Q Report	Stericycle, Inc. ●	23

ERP Implementation
For the periods presented and for the cumulative period since the inception of the ERP Implementation, we have recognized the following, principally reported in Other Costs:

In millions
	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Since Inception
	2021	2020	2021	2020
ERP implementation
Consulting and professional fees	$10.7	$1.8	$22.3	$12.2	$87.3
Internal labor	2.8	3.4	5.5	7.0	35.9
Software usage/maintenance fees	3.3	3.1	6.4	5.7	41.2
Other related expenses	0.5	0.9	1.0	2.3	11.5
Operating expenditures	17.3	9.2	35.2	27.2	175.9
Capital expenditures	9.4	19.7	11.8	44.1	172.6
Total ERP related	$26.7	$28.9	$47.0	$71.3	$348.5

We will continue to incur costs to develop and deploy the system, which includes additional capital expenditures, as well as costs associated with maintenance, licenses, and other related expenses. Upon the substantial implementation in the third quarter, certain costs become incremental information technology ongoing costs for running the new system. Additionally, we will continue to incur costs to maintain the legacy suite of applications that are also used by our international businesses until their system portfolio is modernized.

Intangible Amortization
See table above of certain key priorities and other significant matters for intangible amortization expense from acquisitions for the periods presented and how they are classified in the Condensed Consolidated Statements of Income (Loss).
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
We recognized the following Divestitures (including Divestiture losses (gains), net) in the Condensed Consolidated Statements of Income (Loss):

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
North America Segment
Domestic Environmental Solutions business	$—	$3.8	$—	$62.1
Total North America charges, net	—	3.8	—	62.1
International Segment
Total International charges, net	—	—	—	—

Divestiture losses (gains), net	—	3.8	—	62.1
Consulting, professional, and other fees (in SG&A in Other Costs)	0.4	2.4	1.6	5.4
Total Divestitures (including Divestiture losses (gains), net)	$0.4	$6.2	$1.6	$67.5

2021 Q2 10-Q Report	Stericycle, Inc. ●	24

For additional information regarding Divestiture losses (gains), net, see Part I, Item I. Financial Statements; Note 3 Restructuring, Divestitures and Impairment in the Condensed Consolidated Financial Statements.
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
See table above of certain key priorities and other significant matters for litigation, settlement and regulatory compliance charges, primarily consulting and professional fees, contingent liability provisions and settlements, net of insurance recoveries, impacting our business for the periods presented, primarily in Other Costs, and how they are classified in the Condensed Consolidated Statements of Income (Loss).

Asset Impairments
See table above of certain key priorities and other significant matters for asset impairments for the periods presented and how they are classified in the Condensed Consolidated Statements of Income (Loss).
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
For additional information, see Part I, Item I. Financial Statements; Note 3 – Restructuring, Divestitures and Impairment in the Condensed Consolidated Financial Statements.
Other
See table above of certain key priorities and other significant matters for other charges, primarily consulting and professional fees related to internal control remediation activities, impacting our business for the periods presented, primarily in Other Costs, and how they are classified in the Condensed Consolidated Statements of Income (Loss).
See table above of certain key priorities and other significant matters for the impact of foreign exchange re-measurement of net monetary assets held in Argentina, which was divested in August of 2020, as a result of its designation as a highly inflationary economy for the periods presented and how they are classified in the Condensed Consolidated Statements of Income (Loss).

CARES Act and Other Tax Matter
For additional information, see Part I, Item I. Financial Statements; Note 6 – Income Taxes in the Condensed Consolidated Financial Statements.

Results of Operations
Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020:
Revenues:

2021 Q2 10-Q Report	Stericycle, Inc. ●	25

We analyze revenues by revenue service category and reportable segment and were as follows:

	Three Months Ended June 30,
	In millions				Components of Change (%)
	2021	2020	Change ($)	Change (%)	Organic Growth (1)	Divestitures	Foreign Exchange (2)
Revenue by Service
Regulated Waste and Compliance Services (3)	$463.0	$445.7	$17.3	3.9%	7.6%	(6.1)%	2.4%
Secure Information Destruction Services	209.7	152.5	57.2	37.5%	34.2%	—%	3.3%
Total Revenues	$672.7	$598.2	$74.5	12.5%	14.4%	(4.5)%	2.6%
North America
Regulated Waste and Compliance Services (3)	$362.2	$353.9	$8.3	2.3%	6.4%	(4.7)%	0.6%
Secure Information Destruction Services	180.4	137.4	43.0	31.3%	30.1%	—%	1.2%
Total North America Segment	$542.6	$491.3	$51.3	10.4%	13.0%	(3.4)%	0.8%
International
Regulated Waste and Compliance Services (3)	$100.8	$91.8	$9.0	9.8%	12.2%	(11.4)%	9.0%
Secure Information Destruction Services	29.3	15.1	14.2	94.0%	72.2%	—%	21.8%
Total International Segment	$130.1	$106.9	$23.2	21.7%	20.6%	(9.8)%	10.9%

	Six Months Ended June 30,
	In millions				Components of Change (%)
	2021	2020	Change ($)	Change (%)	Organic Growth (1)	Divestitures	Foreign Exchange(2)
Revenue by Service
Regulated Waste and Compliance Services (3)	$936.6	$1,012.6	$(76.0)	(7.5%)	6.7%	(16.0%)	1.8%
Secure Information Destruction Services	404.1	370.6	33.5	9.0%	6.8%	—%	2.2%
Total Revenues	$1,340.7	$1,383.2	$(42.5)	(3.1%)	6.7%	(11.7%)	1.9%
North America
Regulated Waste and Compliance Services (3)	$729.0	$822.5	$(93.5)	(11.4%)	4.9%	(16.7%)	0.4%
Secure Information Destruction Services	347.3	323.4	23.9	7.4%	6.6%	—%	0.8%
Total North America Segment	$1,076.3	$1,145.9	$(69.6)	(6.1%)	5.4%	(12.0%)	0.5%
International
Regulated Waste and Compliance Services (3)	$207.6	$190.1	$17.5	9.2%	14.4%	(12.9%)	7.7%
Secure Information Destruction Services	56.8	47.2	9.6	20.3%	8.7%	—%	11.6%
Total International Segment	$264.4	$237.3	$27.1	11.4%	13.2%	(10.4%)	8.6%

(1)Organic growth is change in revenues which includes SOP pricing and volume and excludes the impact of divestitures and foreign exchange.
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

Revenues for the second quarter were $672.7 million, an increase of 12.5% compared to $598.2 million in the second quarter of 2020. In the second quarter, organic revenue of RWCS and SID increased 7.6% and 34.2%, respectively, largely attributable to the recovery from COVID-19 pandemic impacts, partially offset by reduced revenues of 4.5% due to the divestiture of the Environmental Solutions, Argentina and Expert Solutions businesses. Revenues for the six month period ended June 30, 2021 were $1,340.7 million, a decrease of 3.1% compared to $1,383.2 million in the six month period ended June 30, 2020. Divestitures in 2020 reduced revenues by $162.2 million or 11.7%, partially offset by an increase in organic revenues of $93.2 million or 6.7%.

North America revenues increased $51.3 million, or 10.4%, in the second quarter of 2021 to $542.6 million from $491.3 million in the second quarter of 2020. Organic revenue increased $63.8 million or 13.0% due to the recovery

2021 Q2 10-Q Report	Stericycle, Inc. ●	26

from COVID-19 pandemic impacts and quality of revenue initiatives. Divestitures in 2020 reduced revenues by $16.7 million or 3.4%.

International revenues increased $23.2 million, or 21.7%, in the second quarter of 2021 to $130.1 million from $106.9 million in the second quarter of 2020. The increase in International organic revenue was $22.1 million, or 20.6%, attributable to the recovery from COVID-19 pandemic impacts. Divestitures in 2020 reduced revenues by $10.5 million or 9.8%. The effect of foreign exchange rates was favorable by $11.6 million, or 10.9%.

North America revenues decreased $69.6 million, or 6.1%, for the six month period ended June 30, 2021 to $1,076.3 million from $1,145.9 million for the six month period ended June 30, 2020. Divestitures reduced revenues by $137.6 million, or 12.0%, partially offset by an increase in organic revenue of $61.8 million or 5.4% primarily due to the recovery from COVID-19 pandemic impacts.
International revenues increased $27.1 million, or 11.4%, for the six month period ended June 30, 2021 to $264.4 million from $237.3 million for the six month period ended June 30, 2020. The increase in International organic revenue was $31.4 million, or 13.2%, attributable to the recovery from COVID-19 pandemic impacts, partially offset by a decrease in revenue from divestitures for $24.6 million or 10.4%. The effect of foreign exchange rates was favorable by $20.3 million or 8.6%.
Gross profit:

In millions
	Three Months Ended June 30,
	2021		2020		Change
	$	% Revenues	$	% Revenues	$	%
Gross profit	269.1	40.0%	229.7	38.4%	39.4	17.2%

In millions
	Six Months Ended June 30,
	2021		2020		Change
	$	% Revenues	$	% Revenues	$	%
Gross profit	530.5	39.6%	516.3	37.3%	14.2	2.8%

The increase in Gross profit for the three months ended June 30, 2021, as compared to 2020, was primarily due to the higher margin flow through of increased revenues primarily related to the recovery from COVID-19 pandemic impacts. The increase for the six month period ended June 30, 2021 compared to 2020 was due to the recovery from COVID-19 pandemic impacts, partially offset due to the 2020 divestitures of Domestic Environmental Solutions, Argentina, and Expert Solutions businesses. Further, we continue to incur lower charges associated with our certain key priorities and other significant matters discussed above. Gross profit as a percentage of revenues has improved, in part as divested businesses historically produced lower margins as compared to core businesses.

Our international RWCS operations generate most of their revenues from large account customers, such as hospitals, publicly funded healthcare organizations and National Trusts. Our international gross profit as a percentage of revenues is lower than North America gross profit as a percentage of revenues because our international RWCS operations have fewer small account customers, which tend to generate higher Gross profit as a percentage of revenues.
SG&A:

In millions
	Three Months Ended June 30,
	2021		2020		Change
	$	% Revenues	$	% Revenues	$	%
SG&A	213.5	31.7%	201.0	33.6%	12.5	6.2%

2021 Q2 10-Q Report	Stericycle, Inc. ●	27

In millions
	Six Months Ended June 30,
	2021		2020		Change
	$	% Revenues	$	% Revenues	$	%
SG&A	415.8	31.0%	459.7	33.2%	(43.9)	(9.5)%

The increase in SG&A for the three months ended June 30, 2021, as compared to 2020, was due to increased selling expense as a result of quality of revenue initiatives and compensation related costs, which included the timing of merit increases. These were offset by divestiture and lower bad debt expense. The decrease in SG&A for the six months ended June 30, 2021, as compared to the prior year comparable period, was primarily due to the 2020 divestitures of the Domestic Environmental Solutions, Argentina, and Expert Solutions businesses and lower bad debt expense, partially offset by increased selling expenses and compensation related costs. Bad debt expense was lower in the three and six months ended June 30, 2021 when compared to the same periods in 2020 due to a decrease in risk of collectability associated with the impacts of the COVID-19 pandemic. Further, for the six months ended June 30, 2021, we incurred lower charges associated with certain key priorities and other significant matters discussed above.
Divestiture losses (gains), net:

In millions
	Three Months Ended June 30,
	2021		2020		Change
	$	% Revenues	$	% Revenues	$	%
Divestiture losses (gains), net	—	—%	3.8	0.6%	(3.8)	(100.0)%

In millions
	Six Months Ended June 30,
	2021		2020		Change
	$	% Revenues	$	% Revenues	$	%
Divestiture losses (gains), net	—	—%	62.1	4.5%	(62.1)	(100.0)%

For additional information, see Part I, Item I. Financial Statements; Note 3 – Restructuring, Divestitures and Impairment in the Condensed Consolidated Financial Statements and our certain key priorities and other significant matters discussed above.

Segment Profitability:

2021 Q2 10-Q Report	Stericycle, Inc. ●	28

Segment profitability was as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2021		2020		Change 2021 versus 2020		2021		2020		Change 2021 versus 2020
	$	% Segment Revenues	$	% Segment Revenues	$	%	$	% Segment Revenues	$	% Segment Revenues	$	%
Adjusted Income from Operations
North America	159.6	29.4%	140.5	28.6%	19.1	13.6%	317.2	29.5%	290.0	25.3%	27.2	9.4%
International	15.6	12.0%	1.8	1.7%	13.8	nm	28.2	10.7%	16.9	7.1%	11.3	66.9%
Other Costs	(69.5)	nm	(57.0)	nm	(12.5)	21.9%	(129.7)	nm	(127.8)	nm	(1.9)	nm
Total	105.7	15.7%	85.3	14.3%	20.4	23.9%	215.7	16.1%	179.1	12.9%	36.6	20.4%

Reconciliation to Income (loss) from operations:
Adjusted Income from Operations	105.7		85.3				215.7		179.1
Adjusting Items Total (1)	(50.1)		(60.4)				(101.0)		(184.6)
Income (loss) from operations	55.6		24.9				114.7		(5.5)
nm - percentage change not meaningful
(1) See Part I, Item 1. Financial Statements; Note 8 - Segment Reporting in the Condensed Consolidated Financial Statements for more detail.

Adjusted Income from Operations for North America increased $19.1 million, or 13.6%, in the second quarter of 2021 to $159.6 million from $140.5 million in the second quarter of 2020. Adjusted Income from Operations improvement was driven by higher revenues related to the recovery from COVID-19 impacts, quality of revenue initiatives, and lower bad debt expense. This improvement was partially offset by an increase in selling expenses and compensation related costs.

Adjusted Income from Operations for North America increased $27.2 million, or 9.4%, for the six months ended June 30, 2021 to $317.2 million from $290.0 million for the six months ended June 30, 2020. Adjusted Income from Operations improved due to increased revenues related to the recovery from COVID-19 impacts and lower bad debt expense, partially offset by the impact of divestitures in 2020 and higher selling expenses. Operating margin improved as a percentage of revenues, in part, as divested businesses in 2020 historically produced lower margins as compared to core businesses.

Adjusted Income from Operations for International increased $13.8 million for the second quarter of 2021 to $15.6 million from $1.8 million for the second quarter of 2020. The increase was primarily driven by higher revenues related to the recovery from COVID-19 impacts, partially offset by reduced revenues from divestitures in 2020.

Adjusted Income from Operations for International increased $11.3 million, or 66.9%, for the six month period ended June 30, 2021 to $28.2 million from $16.9 million for the six months ended June 30, 2020. The increase was primarily driven by higher revenues related to the recovery from COVID-19 impacts and favorable foreign exchange rates, partially offset by the impact of divestitures in 2020.

Adjusted Loss from Operations for Other Costs increased for the three months ended June 30, 2021 compared to 2020 period primarily as a result of higher compensation related costs.

Adjusted Loss from Operations for Other Costs increased for the six months ended June 30, 2021 compared to 2020 as a result of higher compensation related costs, partially offset by lower discretionary, information technology expenses, and lower costs associated with divested businesses in 2020.
Interest expense, net:

2021 Q2 10-Q Report	Stericycle, Inc. ●	29

In millions
	Three Months Ended June 30,
	2021		2020		Change
	$	% Revenues	$	% Revenues	$	%
Interest expense, net	17.9	2.7%	19.3	3.2%	(1.4)	(7.3)%

In millions
	Six Months Ended June 30,
	2021		2020		Change
	$	% Revenues	$	% Revenues	$	%
Interest expense, net	36.3	2.7%	44.3	3.2%	(8.0)	(18.1)%

The decrease in the three and six months ended June 30, 2021 as compared to 2020 is a result of a lower weighted-average debt balance as well as lower interest rates. For further information see Part I, Item I. Financial Statements; Note 5 – Long-Term Debt in the Condensed Consolidated Financial Statements.
Other (income) expense net:

In millions
	Three Months Ended June 30,
	2021		2020		Change
	$	% Revenues	$	% Revenues	$	%
Other (income) expense, net	(0.7)	(0.1)%	1.0	0.2%	(1.7)	(170.0%)

In millions
	Six Months Ended June 30,
	2021		2020		Change
	$	% Revenues	$	% Revenues	$	%
Other (income) expense, net	—	—%	3.9	0.3%	(3.9)	(100.0%)

Other (income) expense, net is primarily comprised of foreign exchange losses including the re-measurement of net monetary assets held in Argentina as a result of its designation as a highly inflationary economy through its divestiture in August of 2020.
Income tax (expense) benefit:

In millions
	Three Months Ended June 30,
	2021		2020		Change
	$	Effective Rate	$	Effective Rate	$	%
Income tax (expense) benefit	(9.1)	23.7%	(8.7)	189.1%	0.4	(4.6)%

In millions
	Six Months Ended June 30,
	2021		2020		Change
	$	Effective Rate	$	Effective Rate	$	%
Income tax (expense) benefit	(22.9)	29.2%	29.7	55.3%	52.6	177.1%

For further information, see Part I, Item I. Financial Statements; Note 6 – Income Taxes in the Condensed Consolidated Financial Statements.
Liquidity and Capital Resources

2021 Q2 10-Q Report	Stericycle, Inc. ●	30

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

The Credit Agreement and Fifth Amendment contain a number of covenants, including financial covenants. As of June 30, 2021, the Company was in compliance with the Credit Agreement Defined Debt Leverage Ratio covenant, with an actual ratio of 3.06 to 1.00, which was below the allowed maximum ratio of 4.75 to 1.00 as contained in the Fifth Amendment.
For further details concerning these matters see Part I, Item I. Financial Statements; Note 5 – Long-Term Debt in the Condensed Consolidated Financial Statements.
Cash Flow Summary:

The following table shows cash flow information for the Company by activity:

In millions
	Six Months Ended June 30,
	2021	2020
Net cash from operating activities	$149.8	$207.3
Net cash from investing activities	(58.4)	352.3
Net cash from financing activities	(82.6)	(551.0)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(1.3)
Net change in cash and cash equivalents	$8.4	$7.3
Operating Cash Flows: Net cash from operating activities decreased $57.5 million in the first six months of 2021 to $149.8 million from $207.3 million in the first six months of 2020. The year-over-year decline of $57.5 million was primarily driven by an annual incentive compensation payout of $38.6 million in 2021 versus a nominal payout in 2020 and net higher income tax payments and other working capital changes of $6.5 million. Additionally, 2020 experienced favorable cash flow from items which are inherently non-recurring, including advances received on a service agreement related to the divestiture of Domestic Environmental Solutions of $19.2 million and government-related payment deferrals of $15.7 million associated with pandemic related relief. These were partially offset by lower interest payments of $22.5 million, primarily as a result of lower debt balances.

DSO as of June 30, 2021, as reported was 56 days, compared to DSO of 46 days as of June 30, 2020. When excluding divested revenues as of June 30, 2021 from the trailing twelve-months DSO calculations, DSO was 56 days in the second quarter of 2021, compared to 51 days in the second quarter of 2020. Short-term movements in revenues and receivables, primarily related to the impacts of the pandemic, are impacting DSO year-over-year.

Investing Cash Flows: Net cash from investing activities decreased $410.7 million in the first six months of 2021 to net cash used of $58.4 million from net cash provided of $352.3 million in the first six months of 2020. In the second quarter of 2020, we received $427.7 million from the divestiture of the Domestic Environmental Solutions business. Our cash paid for capital expenditures decreased by $14.9 million to $59.7 million from $74.6 million in the first six months of 2020. The difference was primarily driven by $32.3 million less in ERP capital expenditures in 2021, compared to the first half of 2020.

Financing Cash Flows: Net cash used for financing activities decreased $468.4 million in the first six months of 2021 to $82.6 million from $551.0 million in the first six months of 2020. Our net repayments on our Senior Credit Facility and Term Loan were $66.9 million in the first six months of 2021 compared to net repayments of $525.6 million in the first six months of 2020 principally due to the proceeds received from the divestiture of the Domestic Environmental Solutions business in 2020.
Critical Accounting Policies and Estimates

2021 Q2 10-Q Report	Stericycle, Inc. ●	31

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective as of June 30, 2021, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2021, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

2021 Q2 10-Q Report	Stericycle, Inc. ●	32

Table of Contents	PART II

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
Further information pertaining to legal proceedings can be found in Part I, Item I. Financial Statements; Note 9 – Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements and is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2020, and the factors identified under “Safe Harbor Statement” at the beginning of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2020, other than as described below.

An inability to retain key personnel or difficulties in recruiting qualified personnel may adversely affect our business.

The labor market in the U.S. and globally is very competitive. Like many other route-based businesses, we are being impacted by our industry’s driver and facility team member shortages. We depend on the skills, working relationships, and continued services of key personnel, including our experienced management team. We must hire, train and develop effective drivers and other team members. We compete with other companies both within and outside of our industry for talented personnel. In addition, employee turnover increases our cost of operations and makes it more difficult to operate our business. Difficulty in replacing or adding personnel could have an adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the three months ended June 30, 2021.

2021 Q2 10-Q Report	Stericycle, Inc. ●	33

Table of Contents	PART IV

Item 6. Exhibits
The following exhibits are filed or furnished as part of this report:
Exhibit Index

Exhibit Index	Description
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

3.10	Amended and restated bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed June 1, 2016)
10.1	Stericycle, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed April 14, 2021)
10.2	Form of Agreement for Director Restricted Stock Unit Award under the 2021 Long-Term Incentive Plan
10.3	Form of Restricted Stock Unit Award Agreement under the 2021 Long-Term Incentive Plan
10.4	Form of Performance Stock Unit Award Agreement under the 2021 Long-Term Incentive Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income (Loss); (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Equity and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* The Company agrees to furnish supplementally a copy of any omitted exhibit or appendix to the Securities and Exchange Commission upon request.

2021 Q2 10-Q Report	Stericycle, Inc. ●	34

Table of Contents	SIGNATURES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 6, 2021

STERICYCLE, INC.
(Registrant)
By: /s/ JANET H. ZELENKA
Janet H. Zelenka
Executive Vice President, Chief Financial Officer & Chief Information Officer

2021 Q2 10-Q Report	Stericycle, Inc. ●	35