Form 10-Q
period 2021-09-30
STERICYCLE INC
filed 2021-11-02
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
[Mark One]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On October 29, 2021, there were 91,863,023 shares of the Registrant’s Common Stock outstanding.

2021 Q3 10-Q Report	Stericycle, Inc. ●	2

Glossary of Defined Terms
Unless the context requires otherwise, the “Company,” “Stericycle,” "we," "us" or "our" refers to Stericycle, Inc. on a consolidated basis. The Company also uses several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined below:

Abbreviation	Description
2020 Form 10-K	Annual report on Form 10-K for the year ended December 31, 2020
Adjusted Income from Operations	Income from Operations adjusted for certain items discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ARP Act	American Rescue Plan Act of 2021
ASC 740	Accounting Standards Codification Topic 740 "Income Taxes"
ASEA	Agencia de Seguridad, Energia y Ambiente
ASU	Accounting Standards Update
CAA 2021	Consolidated Appropriations Act, 2021
CARES Act	U.S. Coronavirus Aid, Relief, and Economic Security Act enacted into law on March 27, 2020
Clean Air Act	The Clean Air Act of 1970
Credit Agreement Defined Debt Leverage Ratio	As of any date of determination, the ratio of (a) (i) Consolidated Funded Indebtedness as of such date minus (ii) Unrestricted Cash as of such date to (b) Consolidated EBITDA for the period of four fiscal quarters most recently ended on or prior to such date.
COR	Cost of revenues
COSO Framework	Internal Control Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	The global novel coronavirus disease 2019 outbreak, which the World Health Organization declared as to be a pandemic
Credit Agreement	Credit Agreement dated September 30, 2021 by and among the Company and certain of its subsidiaries named therein, Bank of America, N.A., as administrative agent, and the other financial institutions party thereto as amended
Credit Facility	The Company's $1.2 billion credit facility due in September of 2026 granted under the terms of the Credit Agreement
CRS	Communication and Related Services
DAQ	Division of Air Quality
DEA	Drug Enforcement Administration. The Drug Enforcement Administration (DEA) is a division of the US Department of Justice. It is the federal agency which regulates the manufacture, dispensing, storage, and shipment of controlled substances including medications with human abuse potential.
DOJ	U.S. Department of Justice
Domestic Environmental Solutions	Hazardous Waste Solutions and Manufacturing and Industrial Services
DSO	Days Sales Outstanding, defined as the average number of days that it takes a company to collect payment after revenue has been recorded, computed as the trailing twelve months of Revenues for the period ended DSO, divided by the Accounts Receivable balance at the end of the period.
DTSC	Department of Toxic Substances Control
EBITDA	Earnings Before Interest, Taxes, Depreciation & Amortization. Another common financial term utilized by Stericycle to analyze the core profitability of the business before interest, tax, depreciation and amortization.
EPA	U.S. Environmental Protection Agency
ERP	Enterprise Resource Planning
Exchange Act	U.S. Securities Exchange Act of 1934
Expert Solutions	Recall and Return Services
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
HIPAA	Health Insurance Portability and Accountability Act
HSA	Healthcare Service Agreement with Buyer
International	Operating segment including Europe, Middle East, Asia Pacific and Latin America Business operations outside of North America
IRS	U.S. Internal Revenue Service
North America	Operating segment in North America, including Puerto Rico
NOV	Notice of Violation
Other Costs	Represents corporate enabling and shared services functions costs, annual incentive and stock-based compensation
PFA	Pre-filing agreement with the U.S. Internal Revenue Service
Purchase Agreement	Stock Purchase Agreement, dated as of February 6, 2020, by and between Stericycle, Inc., and the Buyer
PSU	Performance-based restricted stock unit
ROU	Right-of-use
RSU	Restricted stock unit
RWCS	Regulated Waste and Compliance Services. Stericycle business unit that provides regulated medical waste services.
SEC	U.S. Securities and Exchanges Commission
Senior Notes	5.375% ($600.0 million) Senior Notes due July 2024 and 3.875% ($500.0 million) Senior Notes due January 2029
SG&A	Selling, general and administrative expenses
SID	Secure Information Destruction Services business unit that provides regulated confidential customer material shredding services.
SOP	Sorted office paper
SQ Settlement	Small quantity medical waste customers class action settlement of $295.0 million
Term Loans	Advances made by any lender under the Term Facility
TSA	Transition Services Agreement
U.K.	United Kingdom
U.S.	United States of America
U.S. GAAP	U.S. Generally Accepted Accounting Principles

2021 Q3 10-Q Report	Stericycle, Inc. ●	3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited)

In millions, except per share data
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$648.9	$636.4	$1,989.6	$2,019.6
Cost of revenues	409.2	369.1	1,219.4	1,236.0
Gross profit	239.7	267.3	770.2	783.6
Selling, general and administrative expenses	279.4	219.0	695.2	678.7
Divestiture losses (gains), net	10.9	104.1	10.9	166.2
(Loss) income from operations	(50.6)	(55.8)	64.1	(61.3)
Interest expense, net	(18.8)	(17.7)	(55.1)	(62.0)
Other income (expense), net	0.5	(0.9)	0.5	(4.8)
(Loss) income before income taxes	(68.9)	(74.4)	9.5	(128.1)
Income tax benefit (expense)	3.0	(6.5)	(19.9)	23.2
Net (loss) income	(65.9)	(80.9)	(10.4)	(104.9)
Net income attributable to noncontrolling interests	(0.1)	(0.3)	(0.2)	(0.9)
Net (loss) income attributable to Stericycle, Inc. common shareholders	$(66.0)	$(81.2)	$(10.6)	$(105.8)
(Loss) earnings per common share attributable to Stericycle, Inc. common shareholders:
Basic	$(0.72)	$(0.89)	$(0.11)	$(1.16)
Diluted	$(0.72)	$(0.89)	$(0.11)	$(1.16)
Weighted average number of common shares outstanding:
Basic	91.9	91.5	91.8	91.4
Diluted	91.9	91.5	91.8	91.4
See accompanying Notes to Condensed Consolidated Financial Statements.

2021 Q3 10-Q Report	Stericycle, Inc. ●	4

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(65.9)	$(80.9)	$(10.4)	$(104.9)

Currency translation adjustments	(18.2)	30.3	(24.6)	1.5
Cumulative currency translation loss realized through disposition of Japan operations	3.8	—	3.8	—
Cumulative currency translation loss realized through disposition of Argentina operations	—	87.2	—	87.2
Total other comprehensive (loss) income	(14.4)	117.5	(20.8)	88.7

Comprehensive (loss) income	(80.3)	36.6	(31.2)	(16.2)
Less: comprehensive income (loss) attributable to noncontrolling interests	0.1	0.4	0.2	1.1
Comprehensive (loss) income attributable to Stericycle, Inc. common shareholders	$(80.4)	$36.2	$(31.4)	$(17.3)
See accompanying Notes to Condensed Consolidated Financial Statements.

2021 Q3 10-Q Report	Stericycle, Inc. ●	5

STERICYCLE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except per share data
	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$37.5	$53.3
Accounts receivable, less allowance for doubtful accounts of $42.6 in 2021 and $56.2 in 2020	425.7	380.7
Prepaid expenses	58.5	63.0
Other current assets	48.5	55.5
Total Current Assets	570.2	552.5
Property, plant and equipment, less accumulated depreciation of $668.7 in 2021 and $629.7 in 2020	704.0	701.3
Operating lease right-of-use assets	355.3	365.0
Goodwill	2,799.3	2,819.3
Intangible assets, less accumulated amortization of $718.8 in 2021 and $641.6 in 2020	986.1	1,087.4
Other assets	54.6	56.4
Total Assets	$5,469.5	$5,581.9
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$18.0	$91.0
Bank overdrafts	3.5	—
Accounts payable	211.2	181.2
Accrued liabilities	319.4	289.4
Operating lease liabilities	87.2	86.2
Other current liabilities	47.9	49.3
Total Current Liabilities	687.2	697.1
Long-term debt, net	1,621.0	1,689.1
Long-term operating lease liabilities	287.1	299.0
Deferred income taxes	389.0	380.4
Long-term taxes payable	18.6	22.7
Other liabilities	44.4	59.2
Total Liabilities	3,047.3	3,147.5

Commitments and contingencies

EQUITY
Common stock (par value $0.01 per share, 120.0 shares authorized, 91.8 and 91.6 issued and outstanding in 2021 and 2020, respectively)	0.9	0.9
Additional paid-in capital	1,253.6	1,234.0
Retained earnings	1,372.0	1,382.6
Accumulated other comprehensive loss	(208.0)	(187.4)
Total Stericycle, Inc.’s Equity	2,418.5	2,430.1
Noncontrolling interests	3.7	4.3
Total Equity	2,422.2	2,434.4
Total Liabilities and Equity	$5,469.5	$5,581.9
See accompanying Notes to Condensed Consolidated Financial Statements.

2021 Q3 10-Q Report	Stericycle, Inc. ●	6

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In millions
	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net (loss) income	$(10.4)	$(104.9)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	77.9	83.3
Intangible amortization	89.1	94.5
Stock-based compensation expense	18.8	20.3
Deferred income taxes	11.5	(3.7)
Divestiture losses (gains), net	10.9	166.2
Asset impairments, loss on disposal of property plant and equipment and other charges	—	15.7
Other, net	3.9	(0.1)
Changes in operating assets and liabilities, net of the effects of divestitures:
Accounts receivable	(52.3)	32.9
Prepaid expenses	4.3	26.4
Accounts payable	26.8	(13.0)
Accrued liabilities	45.6	9.9
Other assets and liabilities	(23.9)	37.7
Net cash from operating activities	202.2	365.2
INVESTING ACTIVITIES:
Capital expenditures	(85.8)	(94.7)
Proceeds from divestiture of businesses, net	10.6	421.2
Other, net	2.2	1.7
Net cash from investing activities	(73.0)	328.2
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(14.8)	(23.5)
Proceeds from foreign bank debt	—	1.8
Repayments of foreign bank debt	(28.1)	(5.2)
Repayments of term loan	(222.5)	(404.5)
Proceeds from credit facility	1,158.6	943.1
Repayments of credit facility	(1,029.4)	(1,175.9)
Proceeds (repayments) from bank overdrafts, net	3.6	1.4
Payments of finance lease obligations	(3.0)	(3.2)
Payments of debt issuance costs	(3.9)	(1.4)
Proceeds from issuance of common stock, net of (payments of) taxes from withheld shares	(3.1)	(0.9)
Payments to noncontrolling interest	(0.6)	—
Net cash from financing activities	(143.2)	(668.3)
Effect of exchange rate changes on cash and cash equivalents	(1.8)	(0.4)
Net change in cash and cash equivalents	(15.8)	24.7
Cash and cash equivalents at beginning of period	53.3	34.7
Cash and cash equivalents at end of period	$37.5	$59.4

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$55.0	$69.5
Income taxes paid (refunded), net	$11.3	$(42.9)
Capital expenditures in Accounts payable	$16.8	$8.5
See accompanying Notes to Condensed Consolidated Financial Statements.

2021 Q3 10-Q Report	Stericycle, Inc. ●	7

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of July 1, 2021	91.8	$0.9	$1,244.6	$1,438.0	$(193.7)	$3.7	$2,493.5
Net (loss) income	—	—		(66.0)	—	0.1	(65.9)
Currency translation adjustment	—	—	—	—	(18.1)	(0.1)	(18.2)
Cumulative currency translation loss realized through disposition of Japan operations	—	—	—	—	3.8	—	3.8
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	—	—	2.3	—	—	—	2.3
Stock-based compensation expense	—	—	6.7	—	—	—	6.7
Changes to noncontrolling interest	—	—	—	—	—	—	—
Balance as of September 30, 2021	91.8	$0.9	$1,253.6	$1,372.0	$(208.0)	$3.7	$2,422.2

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of July 1, 2020	91.5	$0.9	$1,222.4	$1,415.3	$(347.0)	$4.5	$2,296.1
Net (loss) income	—	—	—	(81.2)	—	0.3	(80.9)
Currency translation adjustment	—	—	—	—	30.2	0.1	30.3
Cumulative currency translation loss realized through disposition of Argentina operations	—	—	—	—	87.2	—	87.2
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	—	—	(1.6)	—	—	—	(1.6)
Stock-based compensation expense	—	—	7.4	—	—	—	7.4
Balance as of September 30, 2020	91.5	$0.9	$1,228.2	$1,334.1	$(229.6)	$4.9	$2,338.5

2021 Q3 10-Q Report	Stericycle, Inc. ●	8

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2020	91.6	$0.9	$1,234.0	$1,382.6	$(187.4)	$4.3	$2,434.4
Net (loss) income	—	—		(10.6)	—	0.2	(10.4)
Currency translation adjustment	—	—	—	—	(24.4)	(0.2)	(24.6)
Cumulative currency translation loss realized through disposition of Japan operations	—	—	—	—	3.8	—	3.8
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.2	—	0.8	—	—	—	0.8
Stock-based compensation expense	—	—	18.8	—	—	—	18.8
Changes to noncontrolling interest	—	—	—	—	—	(0.6)	(0.6)
Balance as of September 30, 2021	91.8	$0.9	$1,253.6	$1,372.0	$(208.0)	$3.7	$2,422.2

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2019	91.2	$0.9	$1,205.7	$1,442.4	$(318.1)	$3.8	$2,334.7
Net (loss) income	—	—	—	(105.8)	—	0.9	(104.9)
Currency translation adjustment	—	—	—	—	1.3	0.2	1.5
Cumulative currency translation loss realized through disposition of Argentina operations	—	—	—	—	87.2	—	87.2
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.3	—	2.2	—	—	—	2.2
Stock-based compensation expense	—	—	20.3	—	—	—	20.3
Cumulative effect of adopting ASU 2016-13	—	—	—	(2.5)	—	—	(2.5)
Balance as of September 30, 2020	91.5	$0.9	$1,228.2	$1,334.1	$(229.6)	$4.9	$2,338.5
See accompanying Notes to Condensed Consolidated Financial Statements.

2021 Q3 10-Q Report	Stericycle, Inc. ●	9

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
The accompanying unaudited Condensed Consolidated Financial Statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared pursuant to the rules and regulations of the SEC for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements prepared in conformity with U.S. GAAP. In the opinion of management, however, all adjustments, consisting of normal recurring adjustments necessary to present fairly the results of operations, financial position and cash flows have been made. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2020 Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year or any other period.
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
Disaggregation of Revenues

2021 Q3 10-Q Report	Stericycle, Inc. ●	10

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

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue by Service
Regulated Waste and Compliance Services	$461.7	$449.1	$1,398.3	$1,461.7
Secure Information Destruction Services	187.2	187.3	591.3	557.9
Total Revenues	$648.9	$636.4	$1,989.6	$2,019.6
North America
Regulated Waste and Compliance Services	$365.4	$353.7	$1,094.4	$1,176.2
Secure Information Destruction Services	158.5	163.4	505.8	486.8
Total North America Segment	$523.9	$517.1	$1,600.2	$1,663.0
International
Regulated Waste and Compliance Services	$96.3	$95.4	$303.9	$285.5
Secure Information Destruction Services	28.7	23.9	85.5	71.1
Total International Segment	$125.0	$119.3	$389.4	$356.6
Contract Liabilities
Contract liabilities at September 30, 2021 and December 31, 2020 were $8.7 million and $8.8 million, respectively. Contract liabilities as of September 30, 2021 are expected to be recognized in Revenues, as the amounts are earned, which will be over the next 12 months.
Contract Acquisition Costs
The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are deferred and amortized to SG&A over a weighted average estimated period of benefit of 6.5 years.
During the three months ended September 30, 2021 and 2020, the Company amortized $3.2 million and $2.7 million, respectively, of deferred sales incentives to SG&A. During the nine months ended September 30, 2021 and 2020, the Company amortized $9.3 million and $7.8 million, respectively, of deferred sales incentives to SG&A.
Total contract acquisition costs, net of accumulated amortization, were classified as follows:

In millions
	September 30, 2021	December 31, 2020
Other current assets	$11.9	$11.1
Other assets	32.7	31.1
Total contract acquisition costs	$44.6	$42.2
Allowance for Doubtful Accounts
The Company estimates its allowance for doubtful accounts based on past collection history and specific risks identified among uncollected amounts, as well as management’s expectation of future economic conditions. If current or expected future economic trends, events, or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written off when the Company’s collection efforts have been exhausted. The changes in allowance for doubtful accounts were reported as follows:

2021 Q3 10-Q Report	Stericycle, Inc. ●	11

In millions
Total
Balance as of December 31, 2020	$56.2
Bad debt expense, net of recoveries	2.8
Write-offs	(13.3)
Other changes(1)	(3.1)
Balance as of September 30, 2021	$42.6
(1) Amount consists primarily of currency translation adjustments and divestitures.

NOTE 3 – RESTRUCTURING, DIVESTITURES AND IMPAIRMENTS
Restructuring
There were no restructuring charges during the three and nine months ended September 30, 2021 and 2020, respectively.
Divestitures
On September 1, 2021, the Company completed the sale of its operations in Japan for proceeds of approximately $11.3 million. Revenues of operations in Japan were approximately 1% of our consolidated annual revenues for 2020. The transaction resulted in a third quarter divestiture pre-tax loss of $10.9 million, of which $3.8 million related to the reclassification of accumulated currency translation adjustments to earnings.

Stericycle recognized the following Divestiture losses (gains), net in the Condensed Consolidated Statements of (Loss) Income:

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
North America Segment
Domestic Environmental Solutions business	$—	$(8.3)	$—	$53.8
Total North America charges, net	—	(8.3)	—	53.8
International Segment
Japan operations	10.9	—	10.9	—
Argentina operations	—	112.4	—	112.4
Total International charges, net	10.9	112.4	10.9	112.4

Divestiture losses (gains), net	$10.9	$104.1	$10.9	$166.2

2021 Q3 10-Q Report	Stericycle, Inc. ●	12

Impairments
Impairments recognized for the period were reported as follows:

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Impairments
Operational Optimization - SG&A	$—	$2.8	$—	$2.8
Asset Impairment - COR	—	—	—	6.8
Asset Impairment - SG&A	—	0.6	—	6.1
Total Impairments	$—	$3.4	$—	$15.7
North America
Operational Optimization - SG&A	$—	$—	$—	$—
Asset Impairment - COR	—	—	—	6.1
Asset Impairment - SG&A	—	—	—	4.0
Total North America Segment	$—	$—	$—	$10.1
International
Operational Optimization - SG&A	$—	$2.8	$—	$2.8
Asset Impairment - COR	—	—	—	0.7
Asset Impairment - SG&A	—	0.6	—	2.1
Total International Segment	$—	$3.4	$—	$5.6

Operational optimization impairments are associated with our actions to reduce operating costs and optimize operations. In the three and nine months ended September 30, 2020 our International reportable segment includes charges primarily related to the discontinuation of a service line in the U.K.

Asset impairments for the three and nine months ended September 30, 2020, in North America includes charges associated with rationalization of software application assets and intangibles assets as a result of a discontinuation of a service line, and in International, includes charges associated with certain property, plant and equipment assets and operating permit intangible assets primarily in Brazil.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of goodwill by reportable segment were as follows:

In millions
	North America	International	Total
Balance as of December 31, 2020	$2,448.8	$370.5	$2,819.3
Divestiture	—	(6.0)	(6.0)
Changes due to foreign currency fluctuations	—	(14.0)	(14.0)
Balance as of September 30, 2021	$2,448.8	$350.5	$2,799.3
Intangible Assets
Intangible assets were as follows:

2021 Q3 10-Q Report	Stericycle, Inc. ●	13

In millions
	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Customer relationships	$1,293.8	$704.1	$589.7	$1,314.9	$630.2	$684.7
Covenants not-to-compete	3.5	3.2	0.3	3.5	3.0	0.5
Tradenames	3.6	1.3	2.3	3.6	1.3	2.3
Operating permits	13.4	9.6	3.8	11.5	6.5	5.0
Other	0.6	0.6	—	0.6	0.6	—
Indefinite lived intangibles:
Operating permits	75.6	—	75.6	79.6	—	79.6
Tradenames	314.4	—	314.4	315.3	—	315.3
Total	$1,704.9	$718.8	$986.1	$1,729.0	$641.6	$1,087.4
Changes in the carrying amount of intangible assets were as follows:

In millions
Total
Balance as of December 31, 2020	$1,087.4
Divestiture	(5.9)
Amortization during the period	(89.1)
Changes due to foreign currency fluctuations	(6.3)
Balance as of September 30, 2021	$986.1
The estimated amortization expense for each of the next five years (based upon exchange rates at September 30, 2021) is as follows for the years ending December 31:

In millions
2021 (remainder)	$39.2
2022	115.8
2023	111.9
2024	110.6
2025	90.2

NOTE 5 – LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

In millions
	September 30, 2021	December 31, 2020
$1.2 billion Credit Facility, due in 2026	$301.9	$173.3
$200 million Term Loan, due in 2026	200.0	422.5
$600 million Senior Notes, due in 2024	600.0	600.0
$500 million Senior Notes, due in 2029	500.0	500.0
Promissory notes and deferred consideration weighted average maturity 1.7 years at 2021 and 2.1 years at 2020	27.4	42.3
Foreign bank debt weighted average maturity 2.9 years at 2021 and 1.1 years at 2020	2.2	32.3
Obligations under finance leases	22.3	24.8
Total debt	1,653.8	1,795.2
Less: current portion of total debt	18.0	91.0
Less: unamortized debt issuance costs	14.8	15.1
Long-term portion of total debt	$1,621.0	$1,689.1
The estimated fair value of our debt approximated $1.67 billion and $1.86 billion as of September 30, 2021 and December 31, 2020, respectively. These fair value amounts were estimated using an income approach by applying market interest rates for comparable instruments and developed based on inputs classified as Level 2.

2021 Q3 10-Q Report	Stericycle, Inc. ●	14

The Company renewed its Credit Agreement, dated as of September 30, 2021, that amended and extended its previous credit agreement dated November 17, 2017. The Credit Agreement provides for a term loan facility under which the Company has outstanding term loans in an aggregate principal amount of $200.0 million and a revolving credit facility of $1.2 billion. The Term Loan and the Credit Facility will mature on September 30, 2026. If the Company's 2024 Senior Notes are still outstanding 91 days prior to their respective maturity date (the “Springing Maturity Date”), then the Credit Agreement maturity date will be the Springing Maturity Date. The proceeds of the Term Loan Facility and loans under the Revolving Credit Facility were used to refinance the loans and other credit extensions that were made under the previous credit agreement. In the three and nine months ended September 30, 2021 and in connection with the Credit Agreement, the Company incurred issuance costs of $4.1 million, of which $0.2 million has been charged to Interest expense, net. The remainder was capitalized as unamortized debt issuance costs and is being amortized to Interest expense, net over the remaining term of the Credit Agreement. A portion, $0.5 million, of unamortized debt issuance costs associated with the previous credit agreement has been charged to Interest expense, net.

The obligations under the Credit Agreement are secured by substantially all of the assets of the Company and all of its material domestic subsidiaries and are guaranteed by certain subsidiaries of the Company, excluding certain excluded subsidiaries pursuant to the Credit Agreement.

The Credit Agreement contains a financial covenant requiring maintenance of a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 as of the end of any fiscal quarter. The Credit Agreement contains a financial covenant requiring maintenance of a maximum Consolidated Leverage Ratio of 4.25 to 1.00 in any fiscal quarter ending before September 30, 2022 and 4.00 to 1.00 for any fiscal quarter ending on or after September 30, 2022, with a leverage holiday if a permitted acquisition or series of related permitted acquisitions involving aggregate consideration in excess of $200.0 million (a “Material Acquisition”) occurs during a fiscal quarter. If a Material Acquisition occurs, the Company shall have the right to increase the maximum Consolidated Leverage Ratio covenant to 4.50 to 1.00 during such fiscal quarter and the subsequent three fiscal quarters.

As of September 30, 2021, the Company was in compliance with its financial covenants. The Credit Agreement Defined Debt Leverage Ratio covenant was 3.40 to 1.00, which was below the allowed maximum ratio of 4.25 to 1.00 as set forth in the Credit Agreement.

The Applicable Interest Rate for loans depends on the Consolidated Leverage Ratio (as defined in the Credit Agreement) for the Company. The tiered pricing is based on the leverage grid provided in the Credit Agreement. Based on the then current Consolidated Leverage Ratio, the initial pricing under the Credit Agreement was set at an Applicable Rate of 1.30% for Eurocurrency Rate/SONIA Daily Rate Loans and 0.30% for Base Rate Loans, and the facility fee is set at a rate of 0.20% times the actual daily amount of the Revolving Credit Facility regardless of usage.
Amounts committed to outstanding letters of credit and the unused portion of the Company’s Credit Facility were as follows:

In millions
	September 30, 2021	December 31, 2020
Outstanding letters of credit under Credit Facility	$73.0	$79.5
Unused portion of the Credit Facility	825.2	947.2

NOTE 6 – INCOME TAXES

The Company reported an income tax benefit of $3.0 million compared to an income tax expense of $6.5 million for the three months ended September 30, 2021 and 2020, respectively. The effective tax rates for the three months ended September 30, 2021 and 2020 were 4.4% and (8.7)%, respectively. The effective tax rate for the three months ended September 30, 2021 reflects (i) a non-deductible legal matter and (ii) losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances, partially offset by (iii) the net tax benefit from divestitures. The effective tax rate for the three months ended September 30, 2020 reflects the impact of non-deductible divestiture charges.

2021 Q3 10-Q Report	Stericycle, Inc. ●	15

The Company reported an income tax expense of $19.9 million for the nine months ended September 30, 2021 compared to an income tax benefit of $23.2 million for the nine months ended September 30, 2020. The effective tax rates for the nine months ended September 30, 2021 and 2020 were 209.5% and 18.1%, respectively. The effective tax rate for the nine months ended September 30, 2021 reflects (i) a non-deductible legal matter, (ii) losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances, and (iii) equity-based compensation awards expiring without a tax benefit, partially offset by (iv) a $5.5 million tax benefit associated with a tax matter that was subject to a PFA with the IRS (see further description below) and (v) the net tax benefit from divestitures. The effective tax rate for the nine months ended September 30, 2020 reflects (i) a $39.4 million tax benefit related to the CARES Act (see further description below), (ii) the impact of non-deductible divestiture charges, and (iii) equity-based compensation awards expiring without a tax benefit.

In response to the COVID-19 pandemic the government took the following tax-related government actions:
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
Similar tax provisions and other stimulus measures have been granted either before or after September 30, 2021 by certain foreign and U.S. state jurisdictions, which the Company continues to evaluate and apply, if applicable.
The Company filed a PFA with the IRS related to a claim under Internal Revenue Code Section 1341 concerning the tax rate to be applied to the SQ Settlement on the Company’s 2018 tax return. As a result of the enactment of the CARES Act, the Company was able to realize a benefit at the higher tax rate in prior years on a portion of the SQ Settlement. In 2020, in consideration of the CARES Act, the Company revised the PFA, a portion of the long-term receivable previously established for the Section 1341 claim was reclassified to a current income tax receivable and the related uncertain tax position was released as part of the tax benefit recognized in 2020 (a balance sheet reclassification in part as described above).

Subsequently in late 2020 the Company amended the 2018 tax return to reduce the Section 1341 benefit as a result of discussions with the IRS as part of the PFA program. Consequently, the remaining long-term receivable established for the Section 1341 claim and the corresponding uncertain tax position was reclassified to a current income tax receivable and current income tax liability, respectively, as both are expected to settle in cash in 2021. In April 2021, the Company was advised that the IRS completed its review of the 2018 tax return and took no exception to the Section 1341 benefit. Consequently, the Company recorded a tax benefit of approximately $5.5 million in the second quarter of 2021 associated with the Section 1341 claim.

2021 Q3 10-Q Report	Stericycle, Inc. ●	16

NOTE 7 – (LOSS) EARNINGS PER COMMON SHARE
Basic (loss) earnings per share is computed by dividing Net (Loss) Income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period, only in the periods in which such effect is dilutive. The following table shows the effect of stock-based awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

In millions of shares
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average common shares outstanding - basic	91.9	91.5	91.8	91.4
Incremental shares outstanding related to stock-based awards (1)	—	—	—	—
Weighted average common shares outstanding - diluted	91.9	91.5	91.8	91.4
(1) In periods of net loss, stock-based awards are anti-dilutive and therefore excluded from the earnings (loss) per share calculation.
Anti-dilutive stock-based awards excluded from the computation of diluted (loss) earnings per share using the treasury stock method includes the following:

In thousands of shares
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Option awards	1,741	2,691	2,042	3,190
RSU awards	318	278	307	281
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

NOTE 8 – SEGMENT REPORTING
The Company evaluates, oversees, and manages the financial performance of two operating and reportable segments – North America and International.
The following tables show financial information for the Company's reportable segments:

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
North America	$523.9	$517.1	$1,600.2	$1,663.0
International	125.0	119.3	389.4	356.6
Total	$648.9	$636.4	$1,989.6	$2,019.6
Adjusted Income from Operations
North America	$132.7	$157.0	$449.9	$447.0
International	15.1	15.4	43.3	32.3
Other Costs	(75.3)	(71.4)	(205.0)	(199.2)
Total	$72.5	$101.0	$288.2	$280.1
The following table reconciles the Company's primary measure of segment profitability, Adjusted Income from Operations, to (Loss) income from operations:

2021 Q3 10-Q Report	Stericycle, Inc. ●	17

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total Reportable Segment Adjusted Income from Operations	$72.5	$101.0	$288.2	$280.1
Adjusting Items:
ERP Implementation	(14.6)	(10.7)	(49.8)	(37.9)
Intangible Amortization	(29.2)	(31.4)	(89.1)	(94.5)
Operational Optimization	—	(3.1)	—	(3.1)
Divestitures (including Divestiture (losses) gains, net)	(12.2)	(105.4)	(13.8)	(172.9)
Litigation, Settlements and Regulatory Compliance	(67.1)	(3.5)	(71.4)	(12.1)
Asset Impairments	—	(0.6)	—	(12.9)
Other	—	(2.1)	—	(8.0)
(Loss) income from operations	$(50.6)	$(55.8)	$64.1	$(61.3)

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

2021 Q3 10-Q Report	Stericycle, Inc. ●	18

Certain class members who have opted out of the SQ Settlement have filed lawsuits against the Company, and the Company is defending and intends to resolve those actions. The Company has made an accrual in respect of these collective matters consistent with its accrual policies described above, which is not material.

Government Investigations. On June 12, 2017, the SEC issued a subpoena to the Company, requesting documents and information relating to the Company’s compliance with the FCPA or other foreign or domestic anti-corruption laws with respect to certain of the Company’s operations in Latin America. In addition, the DOJ notified the Company that it was investigating this matter in parallel with the SEC. The Company is cooperating with these agencies and certain foreign authorities. The Company also conducted an internal investigation of these and other matters, including outside of Latin America, under the oversight of the Audit Committee of the Board of Directors and with the assistance of outside counsel, and this investigation found evidence of improper conduct. As part of the FCPA investigation discussed above, the SEC requested certain additional information from the Company.

As previously disclosed, the Company has engaged in settlement discussions in connection with the foregoing government investigations. The Company is continuing to discuss with the DOJ and the SEC possible resolution, including settlement, of these matters. The Company is also discussing potential settlement of investigations by Brazilian authorities. Based on these discussions to date and as provided by U.S. GAAP, the Company has recognized an estimated aggregate accrued liability for these matters of $61.0 million within its condensed consolidated financial statements as of September 30, 2021. However, the Company cannot predict the eventual scope, duration, or outcome of these government investigations at this time, including whether a settlement will be reached, the amount of any potential monetary payments, or injunctive or other relief, the results of which may be materially adverse to the Company, its financial condition, its results of operations, and its operations. At the present time, the Company is unable to reasonably estimate nor provide any assurance regarding the amount of any potential loss in excess of the amount accrued relating to these matters.

On July 29, 2019, the SEC issued a subpoena to the Company requesting documents relating to the Company’s pricing practices concerning small quantity customers, as alleged in the Contract Class Action previously discussed. The Company cooperated with the SEC’s request, and the SEC has advised the Company that the SEC is no longer pursuing this matter.

In addition, the Company has been informed that the office of the United States Attorney for the Southern District of New York is conducting an investigation into compliance with the False Claims Act and other federal statutes in connection with the collection, transportation and disposal of hazardous waste by the Company’s former ESOL business unit. The Company has also been informed that the State of California Department of Justice is conducting an investigation related to the Company’s collection, transportation, and disposal of waste generated by government customers in California. The Company is cooperating with these investigations.

The Company has not accrued any amounts in respect of the investigation matters set forth in the preceding paragraph, as it cannot estimate any reasonably possible loss or any range of reasonably possible losses that the Company may incur. The Company is unable to make such an estimate because, based on what the Company knows now, in the Company’s judgment, the factual and legal issues presented in these matters are sufficiently unique that the Company is unable to identify other circumstances sufficiently comparable to provide guidance in making estimates.

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

2021 Q3 10-Q Report	Stericycle, Inc. ●	19

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

DEA Investigation. On February 11, 2020, the Company received an administrative subpoena from the DEA, which executed a search warrant at the Company’s former Environmental Solutions facility at Rancho Cordova, California and an administrative inspection warrant at the Company’s former facility in Indianapolis, Indiana for materials related to the former Environmental Solutions business of collecting, transporting, and destroying controlled substances from retail customers (the “ESOL Retail Controlled Substances Business”). On that same day, agents from the DTSC executed a separate search warrant at the Rancho Cordova facility. Since that time, the U.S. Attorney’s Office for the Eastern District of California (“USAO EDCA”) has been overseeing criminal and civil investigations of the ESOL Retail Controlled Substances Business. The USAO EDCA has informed the Company that it may have civil liability under the Controlled Substances Act related to the Domestic Environmental Solutions Retail Controlled Substances Business. The Company is cooperating with the civil and criminal investigations, which are ongoing.

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

2021 Q3 10-Q Report	Stericycle, Inc. ●	20

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement
This document may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. When we use words such as “believes”, “expects”, “anticipates”, “estimates”, “may”, “plan”, “will”, “goal”, or similar expressions, we are making forward-looking statements. Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of our management about future events and are therefore subject to risks and uncertainties, which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. Factors that could cause such differences include, among others, developments in the COVID-19 pandemic and the resulting impact on the results of operations, long-term remote work arrangements, which may adversely affect our business, precautions we have taken to safeguard the health and safety of our team members which may make certain of our business processes less efficient, measures taken by governmental authorities to prevent the spread of the COVID-19 virus which could disrupt our supply chain, result in disruptions in transportation services and restrictions on the ability of our team members to travel, result in temporary closure of our facilities or the facilities of our customers and suppliers, affect the volume of paper processed by our secure information destruction business and the revenue generated from the sale of SOP, inflation, labor shortages, disruptions in our relationships with our team members as a result of certain cost-saving measures, an economic disruption in the U.S. and other countries resulting from the outbreak of the COVID-19 virus, changing market conditions in the healthcare industry, competition and demand for services in the regulated waste and secure information destruction industries, SOP pricing volatility, foreign exchange rate volatility in the jurisdictions in which we operate, changes in governmental regulation of the collection, transportation, treatment and disposal of regulated waste or the proper handling and protection of personal and confidential information, the level of government enforcement of regulations governing regulated waste collection and treatment or the proper handling and protection of personal and confidential information, decreases in the volume of regulated wastes or personal and confidential information collected from customers, the ability to implement our new ERP system, and disruptions resulting from deployment of our ERP system, disruptions in our supply chain, disruptions in or attacks on information technology systems, charges related to portfolio optimization or the failure of divestitures to achieve the desired results, failure to consummate transactions with respect to non-core businesses, the obligations to service substantial indebtedness and comply with the covenants and restrictions contained in our credit agreements and notes, a downgrade in our credit rating resulting in an increase in interest expense, political, economic, inflationary and other risks related to our foreign operations, the outcome of pending or future litigation or investigations including with respect to the U.S. Foreign Corrupt Practices Act, weather and environmental changes related to climate change, requirements of customers and investors for net carbon zero emissions strategies, and the introduction of regulations for greenhouse gases, which could negatively affect our costs to operate, failure to maintain an effective system of internal control over financial reporting, delays or failures in implementing remediation efforts with respect to potential future material weaknesses, as well as other factors described in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K and subsequent Quarterly Reports on Forms 10-Q. As a result, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends. We disclaim any obligation to update or revise any forward-looking or other statements contained herein other than in accordance with legal and regulatory obligations.

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

2021 Q3 10-Q Report	Stericycle, Inc. ●	21

Key business highlights include:
•We completed deployment of our ERP system for North America finance and procurement processes and SID business.
•Organic revenues increased 4.4%, driven by RWCS organic revenues, which increased 6.8% in the third quarter compared to 2020.
•We renewed our Credit Agreement, which maintains our Revolving Credit Facility of $1.2 billion and establishes a Term Loan Facility of $200.0 million, with new maturity dates of September 30, 2026.
COVID-19 Pandemic and Related Developments
In March 2020, the World Health Organization declared the COVID-19 virus outbreak a pandemic. The COVID-19 pandemic has had a global economic impact, including temporary closure of non-essential businesses worldwide and postponement of elective surgeries and preventative care. The Company continues to maintain operations within all business service offerings. However, country-level, state-level, and regional-level closures continue to effect certain locations we operate, with a more significant impact in our EMEA region. We are monitoring future implications of the COVID-19 pandemic and continue to take actions to manage spending to align to operational requirements.
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
We have updated and implemented numerous protocols specifically to reduce risk among our front-line team members, and our strategic sourcing team has worked diligently to take measures to provide our field operations employees with appropriate personal protective equipment. We’ve implemented more rigorous cleaning protocols for all our facilities. Throughout the pandemic, our front line workers have continued to meet the needs of our customers.
As we continue to monitor the evolving impact of the pandemic, we are developing return to office protocols for our more than 7,000 employees that have been working remotely since March of 2020. Currently, we anticipate many of our employees will begin returning to the office during early 2022. In support of this effort, we have encouraged our employees to get vaccinated during work hours and offered additional paid time off if vaccinated.
Like many organizations, we too have been impacted by labor shortages, particularly driver and operational team members. To date, we are addressing our internal needs through three main areas: (1) recruitment, (2) market competitive compensation and benefits, and (3) employee engagement and retention.
During 2021, we have experienced inflationary cost increases in our underlying expenses, primarily in labor. We are also experiencing delays in completing certain capital projects and have additional challenges due to macroeconomic supply chain disruptions.

2021 Q3 10-Q Report	Stericycle, Inc. ●	22

The impact of the COVID-19 pandemic across our revenue service categories is as follows:

Revenue Service Category	Services Offered	COVID-19 Pandemic Impact
Regulated Waste and Compliance Services
• Regulated waste management services (including reusable sharps container disposal management services)

• Pharmaceutical waste services, including controlled substances (CsRX, Kiosk, and Seal/Send)

• Compliance programs under the Steri-Safe®, Clinical Services and First Practice Management brand names

• Hazardous waste and compliance solutions

• Maritime waste services

• Communication Solutions (including appointment reminders, secure messaging, event registration, and other communications specifically for hospitals and integrated delivery networks)

RWCS organic revenue growth was 6.8% in the third quarter of 2021. North America RWCS organic revenues grew 6.9%. Of this 6.9%, approximately 3.7% of the growth was driven by quality of revenue initiatives, approximately 1.4% increase was due to an increase in maritime waste services revenues, approximately 1.1% was from an increase in the average weight per container, which we believe is due to increased elective surgery waste, and the remaining growth of 0.7% was primarily from COVID-19 related revenues. International RWCS organic revenue growth was 6.2%, primarily attributable to supporting our customers through the pandemic.

Secure Information Destruction Services
•Secure information destruction (including document and hard drive destruction services) under the Shred-it® brand name which includes regular scheduled services (and processing onsite and offsite) and one-time services (select, priority and express)

In North America, SID organic revenues declined $5.6 million, or 3.4%, compared to the third quarter of 2020, primarily due to start-up challenges associated with the ERP deployment. International revenues increased $3.5 million, or 14.7%, compared to the third quarter of 2020, primarily driven by an increase in stops as economies continue to reopen.

Key Business Priorities
In 2021, our operational efficiency initiative matured and evolved to operational efficiency, modernization, and innovation and our portfolio rationalization initiative matured and evolved to portfolio optimization, signaling the continuing evolution of our key business priorities as we continue to transform Stericycle.

•Quality of revenue – We have implemented and continue to execute against our foundational initiatives we launched to drive revenue quality. In combination with our quality of revenue initiatives, we continue to develop and deploy innovative solutions to meet unmet customer needs, strengthen customer engagement, and drive long-term organic growth.

•Operational efficiency, modernization, and innovation – As we manage through complex times, we remain focused on operational efficiency, modernization, and innovation to control variable and discretionary costs and improving performance and efficiencies in our field operations. Our Engineering and Operations teams have and continue to implement operational processes and performance improvements, which have contributed to operating efficiency gains in the past several quarters. Our new Northern California RWCS facility came online during the third quarter. This is an important achievement that secures and strengthens Stericycle's medical waste capabilities in Northern California and furthers our commitment to sustainability. Our facility provides a significant capacity increase to better serve the healthcare needs in the heavily populated area of Northern California. This strategic location is expected to improve our network by reducing vehicles, fleet miles driven, fuel consumption, and emissions. This modernized automated facility also is anticipated to process waste more cost-efficiently, improve employee safety, and be more reliable. Its opening enhances our ability to grow our business in the region and improve customer service.

2021 Q3 10-Q Report	Stericycle, Inc. ●	23

•ERP implementation – In the third quarter, we completed deployment of our ERP system for North America’s finance and procurement processes and for North America’s SID business. The SID North America commercial and operational ERP deployment impacted revenue in the third quarter of 2021 by approximately $5.6 million. This decline was due to ERP start-up challenges, which included team members' learning new processes and technology across every aspect of the Secure Information Destruction business and onboarding and tuning the flow of new data elements through the system. We saw continuous improvement in our team members' performance as they leveraged the technology and data flow during the quarter. Following the North America ERP deployment for SID, we plan to implement and deploy the ERP for North America RWCS in 2022. As we continue the ERP implementation, we will monitor the evolving pandemic dynamics that could impact our business, customers, the safety of our team members, and internal control environment and we will factor them into our deployment execution and timing decisions. As with any major system implementation, our North America ERP has and may continue to cause disruption resulting in potential customer and operating costs impacts.

•Debt reduction and leverage improvement – We expect to improve our leverage ratio through continued focus on operating margin expansion, free cash flow generation, and leveraging divestiture proceeds, if applicable. As of September 30, 2021, our Credit Agreement Defined Debt Leverage Ratio was 3.40 times. Net debt was reduced $34.9 million in the third quarter, decreasing total net debt to approximately $1.62 billion.

•Portfolio optimization – We divested all of our operations in Japan on September 1, 2021 for cash proceeds of $11.3 million and completed three divestitures in 2020, including Environmental Solutions in April of 2020, operations in Argentina in August of 2020, and Expert Solutions in December of 2020.

Certain Key Priorities and Other Significant Matters
The following table identifies certain key priorities and other significant matters impacting our business and how they are classified in the Condensed Consolidated Statements of (Loss) Income:

2021 Q3 10-Q Report	Stericycle, Inc. ●	24

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Pre-tax items:
Included in COR
Asset Impairments	$—	$—	$—	$6.8
Total included in COR	—	—	—	6.8

Included in SG&A
ERP Implementation	14.6	10.7	49.8	37.9
Intangible Amortization	29.2	31.4	89.1	94.5
Operational Optimization	—	3.1	—	3.1
Divestitures	1.3	1.3	2.9	6.7
Litigation, Settlements and Regulatory Compliance	67.1	3.5	71.4	12.1
Asset Impairments	—	0.6	—	6.1
Other	—	2.1	—	8.0
Total included in SG&A	112.2	52.7	213.2	168.4

Divestiture losses (gains), net	10.9	104.1	10.9	166.2
Total included in (loss) income from operations	123.1	156.8	224.1	341.4

Included in Other (income) expense, net
Other (including highly inflationary exchange loss)	—	0.2	—	1.2
Total pre-tax	$123.1	$157.0	$224.1	$342.6

After tax items:
CARES Act and Other Tax Matter	$—	$—	$(5.5)	$(39.4)
Total after-tax	$—	$—	$(5.5)	$(39.4)

ERP Implementation
For the periods presented and for the cumulative period since the inception of the ERP Implementation, we have recognized the following, principally reported in Other Costs:

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Since Inception
	2021	2020	2021	2020
ERP implementation
Consulting and professional fees	$11.2	$3.1	$33.5	$15.3	$98.5
Internal labor	1.7	3.4	7.2	10.4	37.6
Software usage/maintenance fees	1.1	3.1	7.5	8.8	42.3
Other related expenses	0.6	1.1	1.6	3.4	12.1
Operating expenditures	14.6	10.7	49.8	37.9	190.5
Capital expenditures	5.6	2.9	17.4	47.0	178.2
Total ERP related	$20.2	$13.6	$67.2	$84.9	$368.7

As Stericycle continues to deploy the North America ERP, we will incur costs to develop and deploy the system, which includes additional capital expenditures as well as other related expenses. Upon the substantial implementation in the third quarter 2021, certain costs became incremental information technology ongoing costs for running the new system, including maintenance, licensing, and depreciation expenses. Additionally, we will continue to incur costs to maintain the legacy suite of applications that are also used by our international businesses until their system portfolio is modernized.

2021 Q3 10-Q Report	Stericycle, Inc. ●	25

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

Operational Optimization
See table above of certain key priorities and other significant matters for operational optimization for the periods presented and how they are classified in the Condensed Consolidated Statements of (Loss) Income.
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
We recognized the following divestitures (including Divestiture losses (gains), net) in the Condensed Consolidated Statements of (Loss) Income:

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
North America Segment
Domestic Environmental Solutions business	$—	$(8.3)	$—	$53.8
Total North America charges, net	—	(8.3)	—	53.8
International Segment
Japan operations	10.9	—	10.9	—
Argentina operations	—	112.4	—	112.4
Total International charges, net	10.9	112.4	10.9	112.4

Divestiture losses (gains), net	10.9	104.1	10.9	166.2
Consulting, professional, and other fees (in SG&A in Other Costs)	1.3	1.3	2.9	6.7
Total Divestitures (including Divestiture losses (gains), net)	$12.2	$105.4	$13.8	$172.9
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

2021 Q3 10-Q Report	Stericycle, Inc. ●	26

Litigation, Settlements and Regulatory Compliance

We operate in highly regulated industries and must address regulatory inquiries or respond to investigations from time to time. We are also involved in a variety of civil litigation matters from time to time. Certain of these matters are detailed in Part I, Item I. Financial Statements; Note 9 – Commitments and Contingencies. Our financial results may also include considerations of non-recurring matters including settlements, environmental remediation, and legal related consulting and professional fees.

See table above of certain key priorities and other significant matters for litigation, settlement and regulatory compliance charges. Among other things, the table reflects consulting and professional fees, contingent liability provisions and settlements, net of insurance recoveries, impacting our business for the periods presented, primarily in Other Costs. The three and nine month periods ended September 30, 2021, reflect an estimated aggregate FCPA settlement accrued liability of $61.0 million. The table above also reflects how they are classified in the Condensed Consolidated Statements of (Loss) Income.

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

Other
See table above of certain key priorities and other significant matters for other charges, primarily consulting and professional fees related to internal control remediation activities, impacting our business for the periods presented, primarily in Other Costs, and how they are classified in the Condensed Consolidated Statements of (Loss) Income.
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

CARES Act and Other Tax Matter
For additional information, see Part I, Item I. Financial Statements; Note 6 – Income Taxes in the Condensed Consolidated Financial Statements.

Results of Operations
Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020:
Revenues:
We analyze revenues by revenue service category and reportable segment and were as follows:

2021 Q3 10-Q Report	Stericycle, Inc. ●	27

	Three Months Ended September 30,
	In millions				Components of Change (%)
	2021	2020	Change ($)	Change (%)	Organic Growth (1)	Divestitures	Foreign Exchange (2)
Revenue by Service
Regulated Waste and Compliance Services (3)	$461.7	$449.1	$12.6	2.8%	6.8%	(4.8)%	0.8%
Secure Information Destruction Services	187.2	187.3	(0.1)	(0.1)%	(1.1)%	—%	1.0%
Total Revenues	$648.9	$636.4	$12.5	2.0%	4.4%	(3.4)%	1.0%
North America
Regulated Waste and Compliance Services (3)	$365.4	$353.7	$11.7	3.3%	6.9%	(4.0)%	0.4%
Secure Information Destruction Services	158.5	163.4	(4.9)	(3.0)%	(3.4)%	—%	0.4%
Total North America Segment	$523.9	$517.1	$6.8	1.3%	3.6%	(2.7)%	0.4%
International
Regulated Waste and Compliance Services (3)	$96.3	$95.4	$0.9	0.9%	6.2%	(8.0)%	2.7%
Secure Information Destruction Services	28.7	23.9	4.8	20.1%	14.7%	—%	5.4%
Total International Segment	$125.0	$119.3	$5.7	4.8%	7.9%	(6.4)%	3.3%

	Nine Months Ended September 30,
	In millions				Components of Change (%)
	2021	2020	Change ($)	Change (%)	Organic Growth (1)	Divestitures	Foreign Exchange(2)
Revenue by Service
Regulated Waste and Compliance Services (3)	$1,398.3	$1,461.7	$(63.4)	(4.3%)	6.7%	(12.6%)	1.6%
Secure Information Destruction Services	591.3	557.9	33.4	6.0%	4.2%	—%	1.8%
Total Revenues	$1,989.6	$2,019.6	$(30.0)	(1.5%)	6.0%	(9.1%)	1.6%
North America
Regulated Waste and Compliance Services (3)	$1,094.4	$1,176.2	$(81.8)	(7.0%)	5.5%	(12.9%)	0.4%
Secure Information Destruction Services	505.8	486.8	19.0	3.9%	3.2%	—%	0.7%
Total North America Segment	$1,600.2	$1,663.0	$(62.8)	(3.8%)	4.8%	(9.1%)	0.5%
International
Regulated Waste and Compliance Services (3)	$303.9	$285.5	$18.4	6.4%	11.6%	(11.3%)	6.1%
Secure Information Destruction Services	85.5	71.1	14.4	20.3%	10.7%	—%	9.6%
Total International Segment	$389.4	$356.6	$32.8	9.2%	11.5%	(9.0%)	6.7%

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

Revenues for the third quarter were $648.9 million, an increase of 2.0% compared to $636.4 million in the third quarter of 2020. In the third quarter, organic revenue increased, largely attributable to the quality of revenue initiatives and recovery from COVID-19 pandemic impacts. These were partially offset by reduced revenues due to the divestiture of the Argentina, Expert Solutions, and Japan businesses and typical start-up challenges associated with the ERP deployment. Revenues for the nine month period ended September 30, 2021 were $1,989.6 million, a decrease of 1.5% compared to $2,019.6 million in the nine month period ended September 30, 2020. Divestitures in 2021 and 2020 reduced revenues by $183.8 million or 9.1%, partially offset by an increase in organic revenues of $121.5 million or 6.0%.

North America revenues increased $6.8 million, or 1.3%, in the third quarter of 2021 to $523.9 million from $517.1 million in the third quarter of 2020. Organic revenue increased $18.9 million or 3.6%, primarily due to quality of revenue initiatives and recovery from COVID-19 pandemic impacts and were partially offset by typical start-up challenges associated with the ERP deployment and divestitures.

2021 Q3 10-Q Report	Stericycle, Inc. ●	28

International revenues increased $5.7 million, or 4.8%, in the third quarter of 2021 to $125.0 million from $119.3 million in the third quarter of 2020. The increase in International organic revenue was $9.4 million, or 7.9%, attributable to the recovery from COVID-19 pandemic impacts. Divestitures reduced revenues by $7.6 million or 6.4%. The effect of foreign exchange rates was favorable by $3.9 million, or 3.3%.

North America revenues decreased $62.8 million, or 3.8%, for the nine month period ended September 30, 2021 to $1,600.2 million from $1,663.0 million for the nine month period ended September 30, 2020. Divestitures reduced revenues by $151.6 million, or 9.1%. Organic revenue increased $80.7 million or 4.8% due to quality of revenue initiatives and recovery from COVID-19 pandemic impacts and were partially offset by typical start-up challenges associated with the ERP deployment.
International revenues increased $32.8 million, or 9.2%, for the nine month period ended September 30, 2021 to $389.4 million from $356.6 million for the nine month period ended September 30, 2020. The increase in International organic revenue was $40.8 million, or 11.5%, primarily attributable to the recovery from COVID-19 pandemic impacts, partially offset by a decrease in revenue from divestitures of $32.2 million or 9.0%. The effect of foreign exchange rates was favorable by $24.2 million or 6.7%.
Gross profit:

In millions
	Three Months Ended September 30,
	2021		2020		Change
	$	% Revenues	$	% Revenues	$	%
Gross profit	239.7	36.9%	267.3	42.0%	(27.6)	(10.3)%

In millions
	Nine Months Ended September 30,
	2021		2020		Change
	$	% Revenues	$	% Revenues	$	%
Gross profit	770.2	38.7%	783.6	38.8%	(13.4)	(1.7)%

The decrease in gross profit for the three months ended September 30, 2021, as compared to 2020, was primarily due to typical start-up challenges associated with the ERP deployment, higher labor costs, and the impact of divestitures. These were partially offset by increased revenues related primarily to quality of revenue initiatives and recovery from COVID-19 pandemic impacts. The decrease for the nine month period ended September 30, 2021 compared to 2020 was primarily due to typical start-up challenges associated with the ERP deployment, the impact of divestitures and higher compensation costs, partially offset by recovery from COVID-19 pandemic impacts. Further, for the nine months ended September 30, 2021, we incurred lower charges associated with our certain key priorities and other significant matters discussed above. Gross profit as a percentage of revenues is impacted, in part as divested businesses historically produced lower margins as compared to core businesses.

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
SG&A:

In millions
	Three Months Ended September 30,
	2021		2020		Change
	$	% Revenues	$	% Revenues	$	%
SG&A	279.4	43.1%	219.0	34.4%	60.4	27.6%

2021 Q3 10-Q Report	Stericycle, Inc. ●	29

In millions
	Nine Months Ended September 30,
	2021		2020		Change
	$	% Revenues	$	% Revenues	$	%
SG&A	695.2	34.9%	678.7	33.6%	16.5	2.4%

For the three and nine months ended September 30, 2021, compared to 2020 equivalent periods, we incurred higher SG&A charges associated with certain key priorities and other significant matters discussed above, primarily due to Litigation, Settlement and Regulatory Compliance matters. Further, as part of the ERP deployment in August 2021, in the three and nine months ended September 30, 2021 certain costs became incremental information technology ongoing costs for running the new system, including maintenance, licensing, and depreciation expenses. Additionally, the remaining change in SG&A for the three months ended September 30, 2021 as compared to 2020 was due to lower incentive compensation and the impact of divestitures. Additionally, the remaining change in SG&A for the nine months ended September 30, 2021 as compared to 2020 was due to the impact of divestitures and lower bad debt expense. Bad debt expense was lower in the nine months ended September 30, 2021 when compared to the same period in 2020 due primarily to a decrease in risk of collectability associated with the impacts of the COVID-19 pandemic.
Divestiture losses (gains), net:

In millions
	Three Months Ended September 30,
	2021		2020		Change
	$	% Revenues	$	% Revenues	$	%
Divestiture losses (gains), net	10.9	1.7%	104.1	16.4%	(93.2)	(89.5)%

In millions
	Nine Months Ended September 30,
	2021		2020		Change
	$	% Revenues	$	% Revenues	$	%
Divestiture losses (gains), net	10.9	0.5%	166.2	8.2%	(155.3)	(93.4)%

For additional information, see Part I, Item I. Financial Statements; Note 3 – Restructuring, Divestitures and Impairment in the Condensed Consolidated Financial Statements and our certain key priorities and other significant matters discussed above.

Segment Profitability:

2021 Q3 10-Q Report	Stericycle, Inc. ●	30

Segment profitability was as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2021		2020		Change 2021 versus 2020		2021		2020		Change 2021 versus 2020
	$	% Segment Revenues	$	% Segment Revenues	$	%	$	% Segment Revenues	$	% Segment Revenues	$	%
Adjusted Income from Operations
North America	132.7	25.3%	157.0	30.4%	(24.3)	(15.5)%	449.9	28.1%	447.0	26.9%	2.9	0.6%
International	15.1	12.1%	15.4	12.9%	(0.3)	(1.9)%	43.3	11.1%	32.3	9.1%	11.0	34.1%
Other Costs	(75.3)	nm	(71.4)	nm	(3.9)	5.5%	(205.0)	nm	(199.2)	nm	(5.8)	nm
Total	72.5	11.2%	101.0	15.9%	(28.5)	(28.2)%	288.2	14.5%	280.1	13.9%	8.1	2.9%

Reconciliation to Income from operations:
Adjusted Income from Operations	72.5		101.0				288.2		280.1
Adjusting Items Total (1)	(123.1)		(156.8)				(224.1)		(341.4)
(Loss) income from operations	(50.6)		(55.8)				64.1		(61.3)
nm - percentage change not meaningful
(1) See Part I, Item 1. Financial Statements; Note 8 - Segment Reporting in the Condensed Consolidated Financial Statements for more detail.

Adjusted Income from Operations for North America decreased $24.3 million, or 15.5%, in the third quarter of 2021 to $132.7 million from $157.0 million in the third quarter of 2020. Adjusted Income from Operations declined due to the impact of typical start-up challenges associated with the ERP deployment higher labor costs and the impact of divestitures in 2020. These declines were partially offset by higher revenues related to quality of revenue initiatives and the recovery from COVID-19 impacts.

Adjusted Income from Operations for North America increased $2.9 million, or 0.6%, for the nine months ended September 30, 2021 to $449.9 million from $447.0 million for the nine months ended September 30, 2020. Adjusted Income from Operations improved due to increased revenues related to the recovery from COVID-19 impacts and lower bad debt expense, partially offset by typical start-up challenges associated with the ERP deployment higher labor costs and the impact of divestitures in 2020.

Adjusted Income from Operations for International decreased $0.3 million, or 1.9%, for the third quarter of 2021 to $15.1 million from $15.4 million for the third quarter of 2020. The change was primarily driven by the impact of divestitures partially offset by the recovery from COVID-19 impacts.

Adjusted Income from Operations for International increased $11.0 million, or 34.1%, for the nine month period ended September 30, 2021 to $43.3 million from $32.3 million for the nine months ended September 30, 2020. The increase was primarily driven by higher revenues related to the recovery from COVID-19 impacts and favorable foreign exchange rates, partially offset by the impact of divestitures.

Adjusted Loss from Operations for Other Costs increased for the three months ended September 30, 2021 compared to the equivalent 2020 period primarily as certain costs became incremental information technology ongoing costs for running the new ERP system, including maintenance, licensing, and depreciation expenses. These were partially offset primarily by lower incentive compensation related costs.

Adjusted Loss from Operations for Other Costs increased for the nine months ended September 30, 2021 compared to the equivalent 2020 period as certain costs became incremental information technology ongoing costs for running the new ERP system, including maintenance, licensing, and depreciation expenses. These were partially offset by lower annual incentive compensation related costs, reduced discretionary expenses, and lower costs associated with divested businesses.

Interest expense, net:

2021 Q3 10-Q Report	Stericycle, Inc. ●	31

In millions
	Three Months Ended September 30,
	2021		2020		Change
	$	% Revenues	$	% Revenues	$	%
Interest expense, net	18.8	2.9%	17.7	2.8%	1.1	6.2%

In millions
	Nine Months Ended September 30,
	2021		2020		Change
	$	% Revenues	$	% Revenues	$	%
Interest expense, net	55.1	2.8%	62.0	3.1%	(6.9)	(11.1)%

The three and nine months ended September 30, 2021, include $0.9 million in costs associated with the amended and renewed Credit Agreement. The remaining change in the three months ended September 30, 2021 as compared to 2020 was due to higher interest rates related to the public bonds issued in December 2020, offset by lower weighted average debt balances. The remaining decrease in the nine months ended September 30, 2021 as compared to 2020 was a result of a lower weighted average debt balances. For further information see Part I, Item I. Financial Statements; Note 5 – Long-Term Debt in the Condensed Consolidated Financial Statements.
Other (income) expense net:

In millions
	Three Months Ended September 30,
	2021		2020		Change
	$	% Revenues	$	% Revenues	$	%
Other (income) expense, net	(0.5)	(0.1)%	0.9	0.1%	(1.4)	(155.6%)

In millions
	Nine Months Ended September 30,
	2021		2020		Change
	$	% Revenues	$	% Revenues	$	%
Other (income) expense, net	(0.5)	0.0%	4.8	0.2%	(5.3)	(110.4%)

Other (income) expense, net is primarily comprised of foreign exchange (gains) losses including the re-measurement of net monetary assets held in Argentina as a result of its designation as a highly inflationary economy through its divestiture in August of 2020.
Income tax benefit (expense):

In millions
	Three Months Ended September 30,
	2021		2020		Change
	$	Effective Rate	$	Effective Rate	$	%
Income tax benefit (expense)	3.0	4.4%	(6.5)	(8.7)%	(9.5)	146.2%

In millions
	Nine Months Ended September 30,
	2021		2020		Change
	$	Effective Rate	$	Effective Rate	$	%
Income tax (expense) benefit	(19.9)	209.5%	23.2	18.1%	43.1	185.8%

For further information, see Part I, Item I. Financial Statements; Note 6 – Income Taxes in the Condensed Consolidated Financial Statements.

2021 Q3 10-Q Report	Stericycle, Inc. ●	32

Liquidity and Capital Resources
The Company believes that it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its shareholders. Operating cash flows and the Company’s $1.2 billion Credit Facility are the Company’s primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s long-term debt obligations, capital expenditures necessary to support growth and productivity improvements, including those associated with shareholder distributions approved by the Board of Directors. To the extent the Company needs to add additional funding options to meet additional liquidity requirements or diversify its funding portfolio, the Company could seek additional financing from alternative sources, including approaching the capital markets.
For further details concerning these matters see Part I, Item I. Financial Statements; Note 5 – Long-Term Debt in the Condensed Consolidated Financial Statements.
Cash Flow Summary:

The following table shows cash flow information for the Company by activity:

In millions
	Nine Months Ended September 30,
	2021	2020
Net cash from operating activities	$202.2	$365.2
Net cash from investing activities	(73.0)	328.2
Net cash from financing activities	(143.2)	(668.3)
Effect of exchange rate changes on cash and cash equivalents	(1.8)	(0.4)
Net change in cash and cash equivalents	$(15.8)	$24.7
Operating Cash Flows: Net cash from operating activities decreased $163.0 million in the first nine months of 2021 to $202.2 million from $365.2 million in the first nine months of 2020. The year-over-year decline of $163.0 million was primarily driven by favorable cash flow from items which created non-recurring variances of $141.1 million and net working capital changes of $21.9 million, mainly driven by the timing of cash collections. The non-recurring variances include (i) a U.S CARES Act net operating loss carryback refund of $48.0 million in 2020, (ii) an annual incentive compensation payout of $38.6 million in 2021 versus a nominal payout in 2020, (iii) government-related payment deferrals in 2020 associated with pandemic-related relief and subsequent 2021 payments in aggregate of $35.3 million, and (iv) advances received for services agreement related to the divestiture of Domestic Environmental Solutions of $19.2 million.

DSO as of September 30, 2021, as reported was 59 days, compared to DSO of 50 days as of September 30, 2020. When excluding divested revenues as of September 30, 2021 from the trailing twelve-months DSO calculations, DSO was 60 days in the third quarter of 2021, compared to 54 days in the third quarter of 2020. This difference is primarily due to a one-time deferral in the North America SID customer invoicing schedule and subsequent collections due to the ERP deployment and increased revenue compared to prior year.

Investing Cash Flows: Net cash from investing activities decreased $401.2 million in the first nine months of 2021 to net cash used of $73.0 million from net cash provided of $328.2 million in the first nine months of 2020. In the second quarter of 2020, we received $427.7 million from the divestiture of the Domestic Environmental Solutions business. Our cash paid for capital expenditures decreased by $8.9 million to $85.8 million from $94.7 million in the first nine months of 2020. The difference was primarily driven by $29.6 million less in ERP capital expenditures in 2021, compared to the same period in 2020.

Financing Cash Flows: Net cash used for financing activities decreased $525.1 million in the first nine months of 2021 to $143.2 million from $668.3 million in the first nine months of 2020. Our net repayments on our Credit Facility and Term Loan were $93.3 million in the first nine months of 2021 compared to net repayments of $637.3 million in the first nine months of 2020 principally due to the proceeds received from the divestiture of the Domestic Environmental Solutions business in 2020 and operating cash flow from items in 2020 as discussed above.

2021 Q3 10-Q Report	Stericycle, Inc. ●	33

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective as of September 30, 2021, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

Changes in Internal Control Over Financial Reporting

In the third quarter of 2021, we completed deployment of our ERP system for North America’s finance and procurement processes and for our SID business. As a result of the ERP system implementation, in the third quarter of 2021 certain internal controls over financial reporting have been automated, modified, or implemented to address the new control environment associated with the ERP system. Additionally, the Company completed pre-implementation and post-implementation internal control monitoring associated with the launch. While Stericycle believes that this new system will enhance its internal control over financial reporting, there are inherent risks in implementing any new system, and we will continue to evaluate these control changes as part of our assessment of the control design and effectiveness throughout 2021.

There have been no other changes in our internal control over financial reporting that occurred during the third quarter of 2021 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

2021 Q3 10-Q Report	Stericycle, Inc. ●	34

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
Further information pertaining to legal proceedings can be found in Part I, Item I. Financial Statements; Note 9 – Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements and is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2020, and the factors identified under “Safe Harbor Statement” at the beginning of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2020 and subsequent Quarterly Reports on Forms 10-Q, other than as described below.

We face continuing risks relating to compliance with the FCPA and other anti-corruption and anti-bribery laws.

On June 12, 2017, the SEC issued a subpoena to us, requesting documents and information relating to our compliance with the FCPA or other foreign or domestic anti-corruption laws with respect to certain of our operations in Latin America. In addition, the DOJ notified us that it is investigating this matter in parallel with the SEC. We are cooperating with these agencies and certain foreign authorities, and also have conducted an internal investigation of these and other matters, including outside of Latin America, under the oversight of the Audit Committee of the Board of Directors and with the assistance of outside counsel, and this investigation has found evidence of improper conduct. We have entered into settlement discussions with the SEC, DOJ, and Brazilian authorities with respect to the foregoing matters, and although these settlement discussions are ongoing and there is no certainty that we will be able to reach a settlement, we have determined to recognize an aggregate accrued liability for these matters of $61.0 million as of September 30, 2021. These matters (and other matters which may arise or of which we become aware in the future) may be deemed to violate the FCPA and other anti-corruption and anti-bribery laws. Such determinations could subject us to, among other things, enforcement actions by the SEC or the DOJ or other regulatory bodies, fines, penalties, litigation, or orders of suspension or debarment, which could adversely affect our business, financial condition and results of operations. See Part I, Item I. Financial Statements; Note 9 – Commitments and Contingencies in the Consolidated Financial Statements for more information regarding currently pending legal proceedings.

A change or deterioration in our relations with our team members or an increase in labor and employment costs could have a materially adverse effect on our business, financial condition and results of operations.

Labor and employment is one of our highest costs and increases in employment costs could materially affect our cost structure and our profitability. We compete with other businesses in our markets for qualified team members and the labor supply is sometimes tight in our markets. A shortage of qualified team members or further unionization would require us to incur additional costs related to wages and benefits; inefficiencies in operations; unanticipated costs in sourcing temporary or third-party labor; legal fees and interference with customer relationships. Due primarily to increased demand for truck drivers and competition from other employers, we are experiencing difficulties hiring a sufficient number of qualified truck drivers. If this condition persists, it could affect our ability to service our customers and affect our results of operations.

We are a party to 12 collective bargaining agreements in the U.S. and Canada, covering approximately 700 team members, or approximately 6% of our total U.S. and Canadian workforce and further agreements and works councils covering approximately 1,500 team members in our other international locations. These agreements expire on a scheduled basis depending upon the negotiated length of the contract’s term. Collective bargaining agreement negotiations occur every year depending upon which agreements expire and whether one or both parties seek the modification of terms.

2021 Q3 10-Q Report	Stericycle, Inc. ●	35

Table of Contents	PART II
There can be no assurance that we will be able to negotiate the terms of future agreements with unions in a manner acceptable to us. There is also no guarantee that current non-union team members will not seek union representation resulting in additional collective bargaining agreements with associated increased costs to us. Potential work disruptions from labor disputes may disrupt our businesses and adversely affect our brand, customer relations, financial condition, and results of operations. During October 2021 the Company experienced work stoppages at two of its medical waste facilities in Ohio.

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

We rely on information systems and technology to manage our business and summarize operating results. We are in the process of an ERP system implementation, which will replace most of our existing operating and financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of our business. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources. We may not be able to successfully implement the ERP system without experiencing delays, increased costs and other difficulties. If we are unable to successfully implement our ERP system as planned, our business, results of operations, and financial condition could be negatively impacted. As discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the SID North America ERP deployment impacted revenue in third quarter. This decline was due to typical ERP start-up challenges, which included team members learning new processes and technology across every aspect of the business and onboarding and tuning the flow of data elements through the system. Additionally, if we do not effectively implement the ERP system as planned or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to adequately assess those controls could be delayed.

Inflationary cost environment and supply chain disruption.

During 2021, we have experienced inflationary cost increases in our underlying expenses, primarily in labor. We may experience inflationary cost increases in commodities, facility and vehicle leases, third party expenditures, and plant equipment and construction expenditures. We may not be able to pass all of these cost increases on to our customers. We are also experiencing delays in completing certain capital projects and have additional challenges due to macroeconomic supply chain disruptions. Should these conditions persist, our business, financial condition, results of operations and cash flows could be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the three months ended September 30, 2021.

2021 Q3 10-Q Report	Stericycle, Inc. ●	36

Table of Contents	PART II

Item 6. Exhibits
The following exhibits are filed or furnished as part of this report:
Exhibit Index

Exhibit Index	Description
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

3.10	Amended and restated bylaws (incorporated by reference to Exhibit 3(ii).1 to our current report on Form 8-K filed June 1, 2016)
10.1	Stericycle, Inc. Annual Incentive Plan
10.2
Amended and Renewed Credit Agreement, dated as of September 30, 2021, among Stericycle, Inc. and certain subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swing line lender, a lender and a letter of credit issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 4, 2021)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of (Loss) Income; (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Equity and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* The Company agrees to furnish supplementally a copy of any omitted exhibit or appendix to the Securities and Exchange Commission upon request.

2021 Q3 10-Q Report	Stericycle, Inc. ●	37

Table of Contents	PART IV
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 2, 2021

STERICYCLE, INC.
(Registrant)
By: /s/ JANET H. ZELENKA
Janet H. Zelenka
Executive Vice President, Chief Financial Officer & Chief Information Officer

2021 Q3 10-Q Report	Stericycle, Inc. ●	38