Form 10-K
period 2021-12-31
STERICYCLE INC
filed 2022-02-24
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K
________________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO x
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021): $6,569,387,076.
On February 22, 2022 there were 91,913,507 shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required by Items 10, 11, 12 and 13 of Part III of this Report is incorporated by reference from the Registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

Table of Contents	TABLE OF CONTENTS

Table of Contents	PART I
Glossary of Defined Terms
Unless the context requires otherwise, the “Company”, “Stericycle”, "we", "us", or "our" refers to Stericycle, Inc. on a consolidated basis. The Company also uses several other terms in this Annual Report on Form 10-K, most of which are explained or defined below:

Abbreviation	Description
2021 Form 10-K	Annual report on Form 10-K for the year ended December 31, 2021
Adjusted Income from Operations	Income from Operations adjusted for certain items discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
APHIS	Animal and Plant Health Inspection Service
ARP Act	American Rescue Plan Act of 2021
ASU	Accounting Standards Update
Buyer	Harsco Corporation and CEI Holding LLC, a Delaware limited liability company and subsidiary of Harsco Corporation
CAA 2021	Consolidated Appropriations Act, 2021
Canada ESPP	Canadian Employee Stock Purchase Plan, which was approved by stockholders in May 2016
CARES Act	U.S. Coronavirus Aid, Relief, and Economic Security Act enacted into law on March 27, 2020
CDC	U.S. Center for Disease Control
CFC	Controlled Foreign Corporation
Clean Air Act	The Clean Air Act of 1970
COR	Cost of Revenues
COSO Framework	Internal Control Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	The global novel coronavirus disease 2019 outbreak, which the World Health Organization declared as to be a pandemic
Credit Agreement	Credit Agreement dated September 30, 2021 by and among the Company and certain of its subsidiaries named therein, Bank of America, N.A., as administrative agent, and the other financial institutions party thereto
Credit Agreement Defined Debt Leverage Ratio	As of any date of determination, the ratio of (a) (i) Consolidated Funded Indebtedness as of such date minus (ii) Unrestricted Cash as of such date to (b) Consolidated EBITDA for the period of four fiscal quarters most recently ended on or prior to such date.
Credit Facility	The Company's $1.2 billion credit facility due in September of 2026 granted under the terms of the Credit Agreement
CRS	Communication and Related Services
DCF	Discounted Cash Flows
DEA	Drug Enforcement Administration. The Drug Enforcement Administration (DEA) is a division of the US Department of Justice. It is the federal agency which regulates the manufacture, dispensing, storage, and shipment of controlled substances including medications with human abuse potential.
Disposal Group	The divestiture of Domestic Environmental Solutions
DOJ	U.S. Department of Justice
Domestic Environmental Solutions	Hazardous Waste Solutions and Manufacturing and Industrial Services
DOT	U.S. Department of Transportation
DOT Recordable Accident	A DOT Recordable Accident is defined as any accident involving a commercial motor vehicle in which there was a fatality involved; there was a bodily injury in which a person received emergency medical attention away from the scene of the accident; or one or more vehicles involved in the accident had to be towed away from the scene. The accident rate is calculated by multiplying DOT Recordable Accidents by 1,000,000 and dividing by total miles driven ((DOT Accidents x 1,000,000)/miles).
DSO	Days Sales Outstanding, defined as the average number of days that it takes a company to collect payment after revenue has been recorded, computed as the trailing twelve months of Revenues for the period ended DSO, divided by the Accounts Receivable balance at the end of the period.
DTSC	Department of Toxic Substances Control
EBITDA	Earnings Before Interest, Taxes, Depreciation & Amortization. Another common financial term utilized by Stericycle to analyze the core profitability of the business before interest, tax, depreciation and amortization.
EHS	Environmental, Health and Safety
EPA	U.S. Environmental Protection Agency
EPS	Earnings (Loss) per share
ERISA	U.S. Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Amendments Act of 1980
ERP	Enterprise Resource Planning
ESPP	Employee Stock Purchase Plan, which was approved by stockholders in May 2001 (as amended and restated in May 2017)
EU	European Union
Exchange Act	U.S. Securities Exchange Act of 1934
Expert Solutions	Recall and Return Services
FACTA	U.S. Fair and Accurate Credit Transaction Act
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
FMCSA	U.S. Federal Motor Carrier Safety Administration
GDPR	Global Data Protection Regulation
GILTI	Global Intangible Low-Taxed Income
GPO	Group Purchasing Organization
HIPAA	Health Insurance Portability and Accountability Act
HSA	Healthcare Service Agreement with Buyer
IATA	International Air Transport Association

2021 10-K Annual Report	Stericycle, Inc. • 3

Table of Contents	PART I

IDN	Integrated Delivery Network
Indenture	Indenture, dated as of June 14, 2019 between the Company, the guarantors named therein and U.S. Bank National Association, as trustee
International	Operating segment including Europe, Middle East, Asia Pacific and Latin America Business operations outside of North America
IRS	U.S. Internal Revenue Service
ISO	Incentive Stock Options
LATAM	Latin America (including Mexico)
LWIR	Lost Workday Incident Rate ("LWIR") is the number of recordable workplace injuries (as defined by OSHA, excluding COVID-19 cases) that resulted in an employee being unable to return to work, per 100 employees. These injuries are a more severe subset of the total recordable injuries. LWIR is calculated by multiplying the total number of lost time recordable workplace injuries by 200,000 and dividing by the total hours worked ((lost time injuries x 200,000) / hours).
M&I	Manufacturing and Industrial
North America	Operating segment in North America, including Puerto Rico
NAID	National Association for Information Destruction
NOL	Net Operating Losses
NSO	Non-statutory Stock Options
OSHA	U.S. Occupational Safety and Health Act of 1970
Other Costs	Represents corporate enabling and shared services functions costs, annual incentive and stock-based compensation
Pension Protection Act	Pension Protection Act of 2006
PFA	Pre-filing agreement with the IRS
PHMSA	U.S. Pipeline Hazardous Materials Safety Administration
Plans	2021, 2017, 2014, 2011, 2008, and 2005 Incentive Stock Plans
PPE	Property, Plant & Equipment
PSU	Performance-based Restricted Stock Unit
Purchase Agreement	Stock Purchase Agreement, dated as of February 6, 2020, by and between Stericycle, Inc., and the Buyer
RCRA	U.S. Resource Conservation and Recovery Act of 1976
Retained Business	The Company's healthcare hazardous waste services and unused consumer pharmaceuticals take-back services
ROU	Right-of-Use
RSU	Restricted Stock Unit
RWCS	Regulated Waste and Compliance Services
S&P	Standard & Poor's
SEC	U.S. Securities and Exchanges Commission
Senior Notes	5.375% ($600.0 million) Senior Notes due July 2024 and 3.875% ($500.0 million) Senior Notes due January 2029
Series A	Series A Mandatory Convertible Preferred Stock, par value $0.01 per share
SG&A	Selling, general and administrative expenses
SID	Secure Information Destruction
SOP	Sorted Office Paper
SQ Settlement	Small quantity medical waste customers class action settlement of $295.0 million
TAS	Telephone Answering Services
Tax Act	U.S. Tax Cuts and Jobs Act of 2017
Term Facility	Aggregate amount of commitments made by any lender under the terms of the Credit Agreement
Term Loans	Advances made by any lender under the Term Facility
Transaction	Purchase of the ESOL Disposal Group by Buyer subject to the terms and conditions of the Purchase Agreement
TRIR	The number of workplace injuries that resulted in treatment beyond first aid (as defined by OSHA, excluding COVID-19 cases) per 100 employees. Total Recordable Injury Rate (TRIR) is calculated by multiplying the total number of recordable workplace injuries or illnesses by 200,000 and dividing by the total hours worked ((Injuries x 200,000) / Hours).
TSA	Transition Services Agreement
U.K.	United Kingdom
U.S.	United States of America
USDA	United States Department of Agriculture
U.S. GAAP	U.S. Generally Accepted Accounting Principles
UPS	United Parcel Service, Inc.
WOTC	Work Opportunity Tax Credit

2021 10-K Annual Report	Stericycle, Inc. • 4

Table of Contents	PART I
PART I
Disclosure Regarding Forward-Looking Statements
This document may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. When we use words such as “believes”, “expects”, “anticipates”, “estimates”, “may”, “plan”, “will”, “goal”, or similar expressions, we are making forward-looking statements. Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of our management about future events and are therefore subject to risks and uncertainties, which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. Factors that could cause such differences include, among others, developments in the COVID-19 pandemic and the resulting impact on the results of operations, long-term remote work arrangements, which may adversely affect our business, precautions we have taken to safeguard the health and safety of our team members which may make certain of our business processes less efficient, measures taken by governmental authorities to prevent the spread of the COVID-19 virus which could disrupt our supply chain, result in disruptions in transportation services and restrictions on the ability of our team members to travel, result in temporary closure of our facilities or the facilities of our customers and suppliers, affect the volume of paper processed by our secure information destruction business and the revenue generated from the sale of SOP, inflation, labor shortages, disruptions in our relationships with our team members as a result of certain cost-saving measures, an economic disruption in the U.S. and other countries resulting from the outbreak of the COVID-19 virus, changing market conditions in the healthcare industry, competition and demand for services in the regulated waste and secure information destruction industries, SOP pricing volatility, foreign exchange rate volatility in the jurisdictions in which we operate, changes in governmental regulation of the collection, transportation, treatment and disposal of regulated waste or the proper handling and protection of personal and confidential information, the level of government enforcement of regulations governing regulated waste collection and treatment or the proper handling and protection of personal and confidential information, decreases in the volume of regulated wastes or personal and confidential information collected from customers, the ability to implement our new ERP system, and disruptions resulting from deployment of our ERP system, disruptions in our supply chain, disruptions in or attacks on information technology systems, charges related to portfolio optimization or the failure of divestitures to achieve the desired results, failure to consummate transactions with respect to non-core businesses, the obligations to service substantial indebtedness and comply with the covenants and restrictions contained in our credit agreements and notes, a downgrade in our credit rating resulting in an increase in interest expense, political, economic, inflationary and other risks related to our foreign operations, the outcome of pending or future litigation or investigations including with respect to the FCPA, weather and environmental changes related to climate change, requirements of customers and investors for net carbon zero emissions strategies, and the introduction of regulations for greenhouse gases, which could negatively affect our costs to operate, failure to maintain an effective system of internal control over financial reporting, as well as other factors described in our filings with the SEC, including this 2021 Form 10-K and subsequent Quarterly Reports on Form 10-Q. As a result, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends. We disclaim any obligation to update or revise any forward-looking or other statements contained herein other than in accordance with legal and regulatory obligations.

2021 10-K Annual Report	Stericycle, Inc. • 5

Table of Contents	PART I
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
Through our family of brands, Stericycle serves customers in the U.S. and 16 other countries worldwide with solutions for Regulated Waste and Compliance Services and Secure Information Destruction Services. To our customers, team members and the communities we serve, Stericycle is a company that protects what matters.
Our service offerings appeal to a wide range of business customers.  The majority of our customers are healthcare businesses (hospitals, physician and dental practices, outpatient clinics, long-term care facilities, etc.).  We also provide services to retailers, manufacturers, financial services providers, professional services providers, governmental entities and other businesses.
Segments
Our operating segments as of December 31, 2021 are North America and International.
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
Regulated Waste and Compliance Services
• Regulated waste management services (including Sharps Disposable and Management Solutions)
• Compliance programs (including Steri-Safe Compliance Solutions)
• Pharmaceutical waste services, including controlled substances (including CsRX Controlled Substance, MedDrop Medication Collection Kiosk, and Seal&Send)
• Hazardous waste and compliance solutions
• Communication Solutions (including appointment reminders, secure messaging, event registration, and other communications specifically for hospitals and integrated delivery networks)
• Maritime waste services (including seaport and airport waste)

Secure Information Destruction Services
• Secure information destruction (including document and hard drive destruction services) under the Shred-it® brand name which includes regular scheduled services (and processing onsite and offsite) and one-time services (including select, priority and express)

2020 10-K Annual Report	Stericycle, Inc. • 6

Table of Contents	PART I
Revenues by service category for each of the operating segments were as follows:

In millions
	Year Ended December 31,
	2021	2020
North America
Regulated Waste and Compliance Services	$1,457.5	$1,541.9
Secure Information Destruction Services	679.0	647.3
Total North America Segment	2,136.5	2,189.2

International
Regulated Waste and Compliance Services	396.5	388.3
Secure Information Destruction Services	113.9	98.0
Total International Segment	510.4	486.3

Total Revenues	$2,646.9	$2,675.5
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on changes in revenues.
Portfolio Optimization
On September 1, 2021, we entered into an agreement and completed the sale of our RWCS operations in Japan for proceeds of $11.3 million. Revenues of operations in Japan were approximately 1% of our consolidated annual revenues for 2020, which are reported in International in the RWCS revenue service category.
On December 6, 2021, we entered into an agreement and completed the sale of our Environmental Solutions operations in Canada for proceeds of $24.4 million. Revenues of our Canada Environmental Solutions operations were approximately 1% of our consolidated annual revenues for 2020, which are reported in North America in the RWCS revenue service category.
On December 31, 2021, we acquired a Midwest-based regulated waste business for total purchase consideration of $43.4 million. This acquisition strengthens our independent customer base in North America, allowing us to leverage a strong portfolio of customers to increase overall route density in the Midwest region. The acquired business is anticipated to contribute less than 1% to the RWCS revenue service category for 2022.
Customers
Our service offerings appeal to a wide range of business customers. The majority of our customers are healthcare businesses (hospitals, physician and dental practices, outpatient clinics, long-term care facilities, etc.). We also provide services to retailers, manufacturers, financial services providers, professional services providers, governmental entities and other businesses. Additionally, we expanded into temporary COVID-19 testing and vaccination centers and with our non-health care PPE disposal services into distribution centers and grocery stores. While we manage large volumes of waste and other materials, the average volume per customer site is relatively small.
No single customer accounted for more than 1.5% of our total revenues and our top ten customers collectively accounted for approximately 8.5% of total revenues. No single customer accounted for more than 2.9% of our total accounts receivable and our top ten outstanding customer balances accounted for approximately 10.6% of total accounts receivable.  We have developed a strong and loyal customer base, with an estimated revenue retention rate of approximately 90% (based on our internal customer attrition analysis) and have been able to leverage these customer relationships to provide additional services.
As of December 31, 2021, Regulated Waste and Compliance Services are provided to customers in the U.S., Brazil, Canada, Ireland, the Netherlands, Portugal, the Republic of Korea, Romania, Spain and the U.K.  Secure Information Destruction Services under the Shred-it® brand are provided in the U.S., Australia, Belgium, Canada, France, Germany, Ireland, Luxembourg, the Netherlands, Portugal, Spain, Singapore and the U.K. Secure Information Destruction Services are also provided in the United Arab Emirates through a joint venture.
In the U.S. and elsewhere, the healthcare industry is evolving to meet competing demands for increased healthcare coverage of a growing and aging population and economic pressures to reduce healthcare costs. As a result of these dynamics, hospital networks are consolidating physician practices into their networks, independent practices are consolidating together, while other customers are leveraging GPOs to reduce healthcare costs.

2021 10-K Annual Report	Stericycle, Inc. • 7

Table of Contents	PART I
Our international RWCS operations generate most of their revenues from large account customers, such as hospitals, publicly funded healthcare organizations and National Trusts versus smaller customers which tend to be more profitable.
Facilities and Fleet
Our worldwide network includes a global fleet of approximately 5,900 route trucks, tractors, collection vans, and small duty vehicles. We operate out of approximately 457 facilities worldwide with properties both leased and owned as described below:

	Autoclave or Alternative Medical Waste Treatment	Medical Waste Incinerator Facilities	Secure Information Destruction Processing	Transfer Stations (RWCS and/or SID)	Other Locations and/or Administrative Facilities
North America	50	9	94	135	15
International	32	16	25	56	25
Total	82	25	119	191	40
We are headquartered in Bannockburn, Illinois.
Our Key Business Priorities
Following its founding in 1989, Stericycle grew rapidly through acquisitions as the regulated waste industry developed.  Growth from regulated waste acquisitions helped us achieve scale of infrastructure, route density and a leadership position in many of the markets we serve.  We also leveraged acquisitions to enter new regional and international geographies and added additional services to our portfolio.  As we grew and evolved, we operated without centralization and the efficiencies that come from an integrated, modern corporate structure and associated information systems until we shifted our focus to our five key business priorities in 2019.
We have since advanced our transformation focusing our efforts on the following five key business priorities.
•Quality of revenue – The services we offer help our customers meet complex regulations. Our expertise, infrastructure and service levels provide a differentiated and premium brand value to the customers we serve. As such, we are focused on improving the quality of revenue we deliver through customer focus, pricing for value we provide, and standardizing contracts.
•Operational efficiency, modernization, and innovation – Our day-to-day operations are shifting toward a standardized and centralized operating model to optimize processes, drive efficiencies and improve both safety and service. Additionally, our Engineering team is focused on driving cost efficiencies through work measurement, asset optimization, use of technology, enhanced operational and capital planning, and expanded strategic sourcing.
~~•~~ERP implementation – Stericycle acquired more than 500 companies without fully integrating certain acquisitions onto centralized information technology platforms. The resulting disparate operating and information systems created significant operational inefficiencies and manual processes. We expect the implementation of the ERP will make it easier for our customers to do business with us, drive improved operating margins through daily decisions using real-time information insights, simplify and enhance financial and operational transparency for greater accountability, aid in strategic planning, and streamline operational processes.
•Debt reduction and leverage improvement – As a result of the debt accumulated from our historic acquisition strategy, debt structure and debt leverage improvement are a key focus as we aim to increase the strength of our balance sheet, continue to invest in our business, and develop a more comprehensive capital allocation strategy.
•Portfolio optimization – We continue to focus on where our core businesses can be successful geographically. To achieve this, we remain committed to pursuing the divestitures of service lines and geographies that are not as profitable, have limited growth potential, are not vertically integrated, are not essential to our RWCS and SID Revenue categories, and/or present the opportunity to reduce debt. Additionally, we will continue to evaluate growth opportunities for our core business through smaller accretive tuck-in acquisitions.

2021 10-K Annual Report	Stericycle, Inc. • 8

Table of Contents	PART I
For further details, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data; Note 3 - Acquisitions, Note 4 - Restructuring, Divestitures, and Impairments, and Note 9 - Debt.
Regulated Waste and Compliance Services
Collection and Transportation
The collection process for regulated waste streams begins at the customer location with waste segregation.  To assure regulatory compliance, we educate our customers and will not accept material from customers unless it complies with our waste acceptance protocols and is properly stored or packaged in containers that we have either supplied or approved and is appropriately labeled.
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
Processing and Disposal of Regulated Waste
Upon arrival at a processing facility, containers or boxes of regulated waste undergo a quality control process to verify that they do not contain any unacceptable substances. Any container or box that is discovered to contain unacceptable waste goes through a corrective action process which could include redirecting the waste, returning the waste to the customer and/or notifying the appropriate regulatory authorities. From there, regulated waste is processed using one of several treatments or processing technologies, predominantly at one of our facilities:
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
•Incineration: While Stericycle strives to use alternative, non-incineration methods for treating medical waste, incineration remains a regulatory requirement and/or a best practice in certain geographies or for certain types of medical waste that need to be chemically destroyed. Incineration burns regulated waste at elevated temperatures and reduces it to ash. Incineration reduces the volume of waste and it is the recommended treatment and disposal option for some types of regulated waste such as anatomical waste, residues from chemotherapy procedures and non-hazardous pharmaceutical waste.  Air emissions from incinerators can contain certain byproducts that are subject to federal, state and in some cases, local regulation.  In some circumstances, the ash byproduct of incineration may be regulated.
Upon completion of the particular treatment process, the resulting waste or incinerator ash is transported for disposal in a landfill owned by unaffiliated third parties.

2021 10-K Annual Report	Stericycle, Inc. • 9

Table of Contents	PART I
In several of our incineration facilities, we use different types of waste-to-energy solutions as part of our processes. Stericycle has four incinerators with steam turbines that are able to generate electricity and reduce the amount of power required from utilities at each site. In the U.K., several of our incinerators export steam to hospitals, where they are co-located, to be used for facility or hot water heating, steam sterilization, and/or laundry services. Similar to exported steam, two of our U.K. incinerators export hot water to nearby hospitals. In the U.K. and Ireland, after medical waste has gone through the alternative treatment process, it is sent for beneficial reuse. This treated waste is sent to cement producers and used as an alternative fuel for cement kilns.
Communication Solutions
Our Communication Solutions provides live voice, online and automated services to assist hospitals and IDNs in scheduling and communicating with their patients. Our platform offers online self-scheduling opportunities for both appointments and classes and events to patients as well as access to live voice agents to assist in the same capacities. Additionally, we offer live voice support for post discharge services, physician referrals, and marketing campaigns. Our automated patient engagement allows for tailored communication to patients over Short Message Service (SMS), email and outbound Interactive Voice Response (IVR) in support of appointment reminders, preparation instructions, office closures, and health and wellness campaigns.

Providing this service requires information management systems to route calls, store and quickly retrieve live voice protocols or client data, send automated communications, or provide easily accessible reporting and activity details to our customers, all while integrating with our clients' Electronic Health Record (EHRs) and Customer Relationship Management systems.
Secure Information Destruction
We leverage a combination of off-site and on-site document destruction methods for one-time or recurring paper shredding, x-ray and hard drive destruction.  Approximately 70% of collected documents for secure destruction in 2021 were sent off-site to geographic consolidating shredding facilities for secure destruction. The remainder of collected documents are shredded on-site with shredding equipment in our vehicles.  For both methods, our service offerings leverage cross-cut shredding technology to enhance the security level of destruction and can provide secure chain-of-custody and Proof of Service.
Shredded paper is then baled to be sold as SOP for recycling.  SOP consists of paper typically generated by offices that contains primarily white paper. It’s a higher value recyclable than mixed paper, old newspapers or magazines. In 2021, Stericycle collected and delivered approximately 529,000 tons of SOP for recycling into paper products. The volume of recycled paper in 2021 is lower year-over-year primarily because of pandemic related impacts. During 2021, the average annual SOP price was $140 per ton, as reported by Fastmarkets RISI, an increase of 25.1% over 2020.
Our Business Model and Key Business Attributes
Regulated Business-to-Business Operations
We focus on providing business-to-business services in areas of operations that are highly regulated.  By helping our customers maintain compliance with complex regulations, we protect people and brands, promote health and safeguard the environment.  Governmental legislation and regulation require the proper handling and disposal of items such as regulated waste and personal confidential information.  Regulated waste can be defined as any material subject to government-imposed guidelines for handling the material for transportation or disposal.
•Regulated Medical Waste: Regulated medical waste generated from procedures including any items saturated with blood or other potentially infectious materials (OPIM), such as bandages, gauze, or PPE, are considered regulated medical waste or red bag waste.
•Trace Chemotherapy Waste: Chemotherapy waste includes empty chemo drug vials, syringes and needles, spill kits, IV tubing and bags, contaminated gloves and gowns, materials from spill cleanups, or bodily fluids/waste.
•Pathological Waste: Pathological waste such as human or animal body parts, organs, tissues, and surgical specimens (decanted of formaldehyde, formalin, or other preservatives) are packaged separately.
•Sharps Waste: Sharps waste such as needles, scalpels, blades, and pipettes that have come in contact with blood, body fluids, or microorganisms.

2021 10-K Annual Report	Stericycle, Inc. • 10

Table of Contents	PART I
•Pharmaceutical Waste: Pharmaceutical waste may be hazardous or nonhazardous and consists of expired, recalled, or otherwise unused pharmaceuticals.
•Controlled Substances Waste: Safely disposing of controlled substances waste immediately after patient administration to mitigate diversion and protect the environment.
•Healthcare Hazardous Waste: Healthcare hazardous waste includes prevalent and well-known waste streams and other wastes generated in smaller quantities that require proper attention, such as flammable liquids, xylene, formalin, aerosols, and universal waste.
•Maritime Waste: Maritime waste include airport and seaport generated waste including gray water, black water, bilge water, sludge, solid waste, recyclable solid waste, RCRA hazardous waste, APHIS waste, and universal waste.
•COVID-19 Waste Disposal: Medical waste and PPE waste generated through the COVID-19 pandemic in healthcare and non-healthcare facilities, including vaccine disposal, testing and temporary healthcare sites, and non-healthcare PPE disposal.
•Personal Confidential Information: Personal confidential information includes documents and e-media containing protected healthcare information, financial information, or other confidential information.
Growing Markets
The services we offer, especially our core services of regulated waste and compliance and secure information destruction, are growing or have historically grown prior to the impact of the COVID-19 pandemic.  This growth is driven by multiple factors:
•Aging Population: The average age of the population in the countries in which we operate is rising, driving increases in healthcare and the quantity of regulated wastes generated.
•Enforcement of Waste Regulations: We operate in a highly regulated business where penalties for violations can be costly and high profile, thereby impacting a business’ overall reputation. We believe that many businesses are unaware either of the need for proper training of employees or of applicable regulatory requirements, and we seek to help businesses fill this gap.
•Regulation of Privacy and Information Security and Concerns over Data Breaches: The secure information destruction total addressable market has been driven, in part, by the need for compliance with increasing government regulation and increasing general concern with privacy and information security. Recent regulatory changes reflecting this increased regulatory focus include the European GDPR; California, Colorado, and Virginia’s comprehensive consumer privacy legislation; Canada Personal Information Protection and Electronic Documents Act; moreover, the majority of states are working on comprehensive consumer privacy legislation.
•Market Expansion Due to Increased Outsourcing: With regard to Communication Solutions, we believe market growth will come from increased reliance on outsourcing services by those businesses within the marketplace that currently do not use an outside vendor for patient engagement.
•Increased Business Focus on Sustainability: Businesses continue to realize that a focus on sustainability is increasingly essential to operating efficiently and meeting the increasing demands and expectations of customers and stakeholders for environmental responsibility. Such pressures are driving proper disposal of pharmaceuticals, recycling efforts, shred-all policies for paper and other initiatives supported by our services.
Stable and Recurring Customer Needs Supported by Long-term Contracts
The services we provide most often require service on a routine and scheduled basis.  The majority of our customer relationships include long-term contracts ranging from three to five years in length.  We have developed a strong and loyal customer base, with a revenue retention rate of approximately 90% (based on our internal customer attrition analysis) in 2021.
Established Network of Processing and Transportation Locations
Our infrastructure network results in an expansive operational network with alternate transportation, treatment and destruction options for our customers.  The scale of our network also provides us the ability to be the single-source provider for customers with multiple locations across the country and gives us the flexibility to quickly redirect

2021 10-K Annual Report	Stericycle, Inc. • 11

Table of Contents	PART I
services or operations to another location if the need arises due to severe weather, power outages, or other disruptions.
In 2021, our Engineering team completed a long-term plan focused on our global facility network. Our goal is to optimize our facilities with a strategic and standardized operating model. We are analyzing processing capabilities, plant and transportation equipment needs, team member requirements, and potential customer implications or benefits. This planning process also provided opportunities to focus on reducing our environmental impact by optimizing our transportation network to reduce miles driven and overall greenhouse gas impact. We anticipate modernizing our plant equipment with new efficient technology that will also lessen our overall energy consumption per operating cycle. In 2021, we opened three new facilities (California, Ireland, and United Kingdom) and completed five autoclave upgrades, representing the initial steps in modernizing our global facility network which we plan to expand in future periods.
Routing Logistics
While we manage large volumes of waste and secure information for destruction, the average volume per customer site is relatively small and the resulting revenue per stop is low.  As such, route logistics and route efficiency are a core focus.  Our transportation network provides us with an advantage compared to our competition in many of the markets we serve.  Additionally, we have continued to focus on route density and optimizing routing at both the individual truck and geographic market level.  We expect that the ERP implementation will provide greater visibility to data which will enable routing efficiencies.
Industry Leadership and Expertise
Based on our infrastructure and revenues, we maintain a global leadership position across many of our services lines, including regulated waste and secure information destruction.  We have experienced team members who have a deep understanding of the industries they serve, the regulatory climate and the evolving needs of the customers we serve.  We collaborate regularly with a wide range of stakeholders and interest groups. In 2014, we were tasked by the Department of Transportation (DOT) and Centers for Disease Control (CDC) to dispose of waste from the Ebola outbreak. Stericycle also provided essential regulated medical waste disposal during the 2003 SARs outbreak and the 2009 H1N1 outbreak. Starting in 2020 and continuing throughout 2021, the Company took a leadership position related to the management of pandemic waste, supporting our customers and providing industry expertise regarding the effective management of COVID-19 waste. We proactively work with organizations like the CDC, DEA, OSHA, EPA and many other government and regulatory bodies, including law enforcement.  Our experts are frequent speakers at hospital networks and industry trade associations and actively engage in numerous community meetings each year.
Human Capital Management
Workforce Overview
As of December 31, 2021, we employed over 15,000 active team members, 97% of which were full-time employees. The efforts and dedication of our team members around the globe enable us to protect what matters each day. Additionally, we have approximately 1,380 global contingent workers supplementing our staff to fill temporary positions or as a part of a temporary-to-permanent recruiting program.

2021 10-K Annual Report	Stericycle, Inc. • 12

Table of Contents	PART I

Workforce by Geographic Region
23%
5%
72%
North America
LATAM
EMEA

Our voluntary turnover rate for 2021, excluding turnover due to divestitures, averaged approximately 26%, compared to approximately 22% during 2020, directionally consistent with resignation rates in the United States. To ensure best success for recruitment and hiring in North America during 2021, we ended our reliance on third-party recruiting agencies and built an internal strategy and team of experienced talent acquisition professionals. Additionally, we increased advertising investment, which included leveraging new social media campaigns to reach a wider applicant pool, and implemented market-based wage adjustments to bolster recruiting and retention.
At the close of 2021, 12.7% of our total global workforce was covered by a collective bargaining agreement. We are a party to 13 collective bargaining agreements in the U.S. and Canada, covering approximately 500 employees, or approximately 4.6% of our total U.S. and Canadian workforce. We have additional agreements and works councils covering approximately 1,500 employees outside of North America. During 2021, we experienced four work stoppages for a combined total of 83 idle days during which we continued to provide services.
At Stericycle, “We Commit to Safety Always” is one of our core values and a foundational element supporting how we operate as a company. We have developed and continue to focus on improving a comprehensive safety program to protect our team and drive our safety performance.
We have made meaningful advancements in the development and performance of our EHS organization. During 2021, we demonstrated year-over-year improvement in all of our key safety metrics. We remain committed to safety performance improvement and kicked off a multi-faceted Safety Task Force during December 2021 to pursue key safety improvements more aggressively across the organization.

	2021	2020	% Change
Global Total Recordable Injury Rate (TRIR)	4.80	5.00 [2]	4.0% Improvement
Global Lost Work Incident Rate (LWIR)	1.78	1.92 [2]	7.3% Improvement
Vehicle Incidents[1]	1,750	1,763	0.7% Improvement
DOT Recordable Accident Rate in the United States	0.75	0.89	15.7% Improvement

1 Vehicle Incidents includes any incident, regardless of severity involving a vehicle owned, leased or operated by Stericycle, excluding vehicle fires. Data reported for 2020 is different from that presented in Stericycle’s 2020 Form 10-K primarily due to the inclusion of additional countries in which we operate. Stericycle is now able to report vehicle incidents for all but four countries in which we operate.
2 TRIR and LWIR reported for 2020 is different from that presented in Stericycle’s 2020 Form 10-K as the data was normalized for divestitures that occurred in 2021.

Our safety improvement journey includes a comprehensive focus on centralized procedures, processes and monitoring as well as investment in new training programs to increase safety awareness. During 2021, our safety program expansion included the following:
•We continued the global expansion of our award-winning SWAT (Steer, Watch, Anticipate and Take Action) defensive driving training;

2021 10-K Annual Report	Stericycle, Inc. • 13

Table of Contents	PART I
•We launched a new, centrally coordinated Global EHS Audit Program focused on conducting comprehensive, unscheduled audits of facility operations.
•We completed initial Corporate Facility Risk Assessments at all of our operational facilities. This assessment process was developed to analyze ten risk categories to proactively identify and address potential areas of safety and compliance risk.
Diversity and Inclusion
We are committed to driving engagement and inclusivity to bring out the best in our team and our company.
In 2021, 23% of our global workforce were women with a slightly higher proportion of women holding senior management and middle management roles (31% and 32%, respectively, compared to 29% and 30%, respectively, during 2020). In the U.S., 54% of our team members were from federally designated racial or ethnic minority categories at the close of 2021, compared to 53% in 2020. We are reporting only on U.S. racial and ethnic diversity, as the U.S. is our largest country of operation and because of the complexity of global ethnic and racial diversity reporting given the variations in racial and ethnic designations by country.

*Based primarily on self-identification at the time of joining Stericycle.

2021 10-K Annual Report	Stericycle, Inc. • 14

Table of Contents	PART I

During 2021, approximately 64% of all U.S.-based new hires in 2021 were racial or ethnically diverse, compared to approximately 61% during 2020. When promoting from within, approximately 49% of promotions during 2021 were filled by racially or ethnically diverse individuals, compared to 52% in 2020. Additionally, we hired just over 200 team members during 2021 who identified as U.S. Veterans.
We also encourage and support employee resource groups (ERG) to help drive engagement and representation. We have five employee resource groups supporting women, black or African Americans, Latin Americans, Veterans, and the LGBTQ+ (lesbian, gay, bisexual, transgender, and queer) community. We routinely leverage our ERGs to address important social topics with our team members through “Let’s Talk About It” video discussion. Additionally, during 2021, our ERGs provided educational communications to our team members; hosted speaker events; led company celebrations for Black History Month, Hispanic Heritage Month, Pride Month, Asian American and Pacific Islander Month, Veterans Day, and other days of diversity awareness or celebration; and provided mentoring programs for women and veterans.
During 2021, we expanded our on-going market-based compensation analyses to include assessing pay equity factors. We are committed to the ongoing and routine assessment of the competitiveness and equity of our team members’ compensation.
Work-from-Home and Protecting Our Team as the Pandemic Continued
As the COVID-19 pandemic continued in 2021, we continued to monitor best practices as presented by the CDC, OSHA, the DOT, and regulatory agencies around the world for both proper regulated waste management and team member health and safety. We maintained the many numerous protocols introduced during 2020 specifically to reduce the exposure and the potential for spreading of COVID-19 among our front-line, operations team members, including rigorous facility cleaning protocols, use of proper protective equipment, staggered shift times, and dedicated trucks to specific drivers. Most of our administrative and office-based team members continued working from home for all of 2021. Our increased pandemic-related communication efforts designed to keep team members connected became standard operating practice. In addition to COVID-19 safety updates and vaccine information from our EHS team, our ongoing communications included monthly global leadership conference calls to review performance and priorities, weekly video messages from the executive team members, monthly global manager meetings, and leadership development training programs and resources.
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
Governmental Regulation
Stericycle’s RWCS and SID services are subject to numerous regulations, which are regularly evolving. We are subject to substantial regulations enacted and enforced by governments within the U.S. and the international jurisdictions in which we conduct operations. In many countries there are multiple regulatory agencies at the local and national level that oversee our customers and/or our services. The regulatory requirements with which we must comply, vary from jurisdiction to jurisdiction. The laws governing our domestic and international operations generally consist of statutes, legislation and regulations concerning environmental protection; employee and public health and safety; transportation; document destruction and management; data privacy; ethical business conduct; and the management of regulated waste streams, including regulations that govern the definition, generation, segregation, handling, packaging, transportation, treatment, storage and disposal of regulated waste.

2021 10-K Annual Report	Stericycle, Inc. • 15

Table of Contents	PART I
This regulatory framework imposes a variety of compliance requirements, including requirements to obtain and maintain government permits or other authorizations. We maintain governmental permits, registrations and licenses to conduct our business throughout the jurisdictions in which we operate. Our permits vary by jurisdiction based upon our activities within that jurisdiction and on the applicable laws and regulations of that jurisdiction. These permits grant us the authority to, among other things, construct and operate transfer and processing facilities; transport regulated waste within and between relevant jurisdictions; and handle particular regulated substances. Our permits, registrations and licenses may be subject to modification or revocation by the issuing authority and, in some jurisdictions, are subject to periodic renewal. Permit issuance or renewal may also be subject to public participation.
Various international laws and regulations related to data privacy and the protection of confidential information also apply to Stericycle’s RWCS and SID services, including HIPAA and the CCPA in the U.S. and the GDPR in Europe. In addition, international regulations governing ethical business practices apply to our business, including but not limited to, the FCPA, the U.K. Bribery Act and the Brazilian Clean Companies Act. These laws may apply to our business on both a global and local basis and ban unethical behavior such as the payment of bribes to government officials for the purpose of gaining an improper business advantage, improper maintenance of our books and records, as well as other financial transparency requirements.
Environmental Protection
Our business is subject to extensive and evolving environmental regulations in the geographies in which we operate. Generally, the environmental laws that we are subject to regulate the handling, transportation, treatment and disposal of waste, the release or potential release of hazardous substances into the environment, the discharge of pollutants into waterways and the emission of pollutants into the air. The principal environmental laws that govern our operations in the U.S. are the federal Clean Air Act and Clean Water Act, in addition to state laws and regulations governing regulated waste. Examples of environmental laws applicable to our international operations include the Waste Framework Directive, Environmental Liabilities Directive, Industrial Emissions Directive and the Shipments of Waste Regulations in the EU, Lei 12.305/2010 (Lei Ordinária) Institui A Política Nacional De Resíduos Sólidos in Brazil and the Canadian Environmental Protection Act and related regulations in Canada.
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
Controlled Substances
Our service offerings for the treatment and disposal of controlled substance pharmaceutical waste, from both the healthcare industry and individual consumers, are subject to numerous laws and regulations governed by various

2021 10-K Annual Report	Stericycle, Inc. • 16

Table of Contents	PART I
regulatory agencies, including the U.S. Drug Enforcement Administration (DEA). These regulations typically require facilities to obtain licenses or registrations, and meet other certain obligations for approval to collect, transport, treat and dispose of pharmaceutical waste containing controlled substances. These regulations can have very prescriptive requirements for security, recordkeeping and reporting. Like other regulatory schemes, registrations/licenses must be kept current, and facilities may be subject to inspection or enforcement.
U.S. and Foreign Local Regulation for Waste Management
We conduct business in all 50 U.S. States and Puerto Rico.  Because the EPA does not promulgate regulations for regulated waste at a national level, each state has its own regulations related to the handling, treatment and storage of regulated waste.  Many states have followed requirements similar to the Medical Waste Tracking Act of 1988 or have placed regulated waste regulations under solid waste regulations. Regulated garbage (sometimes referred to as “APHIS waste” taken from the Animal Plant and Health Inspection Service) is another area of regulatory requirements we are subject to pursuant to regulations promulgated by the USDA and U.S. Custom and Border Protection.  The USDA typically inspects our facilities receiving such APHIS waste on a quarterly basis.
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
Insurance and Self-Insurance
The regulated waste industry involves potentially significant risks of statutory, contractual, tort and common law liability claims. Potential liability claims could involve, for example: cleanup costs, personal injury, damage to the environment, employee matters, property damage, or alleged negligence or professional errors or omissions in the planning or performance of work.
We also could be subject to fines or penalties in connection with violations of regulatory requirements.
We carry several insurance coverages including property, workers compensation, general liability, employer’s liability, pollution liability, privacy and security liability, event management, cyber-liability, directors and officers and miscellaneous professional services errors and omissions coverages.  We also carry umbrella policies that cover general liability, automobile and employers liability.  We regularly evaluate other lines of coverage to respond to specific business needs but consider our current insurance coverage to be sufficient to meet regulatory as well as customer requirements and to protect our employees, assets and operations.
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

2021 10-K Annual Report	Stericycle, Inc. • 17

Table of Contents	PART I
Information about Our Executive Officers
The following table contains certain information regarding our nine current executive officers:

Name	Position	Age
Cindy J. Miller	President and Chief Executive Officer	59
Janet H. Zelenka	Executive Vice President, Chief Financial Officer and Chief Information Officer	63
S. Cory White	Executive Vice President and Chief Commercial Officer	49
Joe A. Reuter	Executive Vice President and Chief People Officer	60
Dominic Culotta	Executive Vice President and Chief Transformation Officer	58
Michael S. Weisman	Executive Vice President and Chief Ethics and Compliance Officer	63
Rich M. Moore	Executive Vice President of North American Operations	60
Daniel V. Ginnetti	Executive Vice President, International	53
Kurt M. Rogers	Executive Vice President and General Counsel	50
Cindy J. Miller has served as a Director since February 2019 and became Stericycle's President and Chief Executive Officer in May 2019 after serving as President and Chief Operating Officer since October 2018. Prior to Stericycle, Ms. Miller served as President, Global Freight Forwarding for United Parcel Service (UPS). Ms. Miller had a 30-year career with UPS, starting as a driver and progressing to district manager for operating regions in the United States and then managing director for regions in Europe, the Middle East, and Africa before becoming President of the European region. Ms. Miller received a bachelor's degree from Pennsylvania State University and completed the Senior Executive Leadership Programme from the London School of Business.
Janet H. Zelenka was named Executive Vice President and Chief Financial Officer in June 2019. She assumed the additional duties and responsibilities of Chief Information Officer in June 2020. Before joining Stericycle, she spent 15 years with Essendant, Inc., most recently serving as Chief Financial Officer until the company’s acquisition by Sycamore Partners. While at Essendant, she also served in the roles of Chief Information Officer and Senior Vice President of Business Integration during a transformational period for the company, and held leadership positions in finance, analytics, audit, and pricing. Prior to Essendant, she spent 16 years at SBC/Ameritech (AT&T) in a range of IT, financial, and operational roles. Ms. Zelenka has a bachelor’s degree from Rockford University and a master of business administration from Northern Illinois University.
S. Cory White was appointed Executive Vice President and Chief Commercial Officer in October 2019. He joined Stericycle in April 2019 as Executive Vice President of Communication and Related Services (CRS). In this role Mr. White has oversight of all global commercial activity including sales, account management, sales operations, customer experience, marketing, product innovation and strategy while retaining his leadership responsibility for the Stericycle Communications Solutions. Mr. White previously served as the Global Chief Commercial Officer for Startek, Inc. for nearly three years and as Vice President, Healthcare and Government Vertical Leader, with Convergys, Inc. for six years. Prior to those roles, he spent 11 years with ACS Healthcare, a Xerox Company, in a variety of sales and operational roles including Senior Vice President of ACS Healthcare Payment Integrity Solutions. Mr. White has a bachelor's degree from the University of Kentucky.
Joe A. Reuter joined Stericycle as Executive Vice President and Chief People Officer in January 2019. Mr. Reuter previously served as President, International Human Resources at UPS since April 2016. Prior to that, he served as Vice President of the Europe Region Human Resources for three years and Vice President of Human Resources for the Global Freight Forwarding business for one year. He began his career as a parcel service provider and supervisor before moving into the human resources field and supporting UPS operating districts across the U.S. with increasingly larger areas of responsibility. Mr. Reuter received a bachelor’s degree from the University of South Dakota.
Dominic Culotta joined Stericycle as Executive Vice President and Chief Engineer in April 2019. He was named Chief Transformation Officer in January 2021. Prior to joining Stericycle, Mr. Culotta spent 35 years with UPS, most recently serving six years as Vice President of Engineering for Global Freight Forwarding and eight years as Vice President of Engineering and Operations for UPS' Europe, Middle East and Africa region while living in Brussels, Belgium. In addition to his typical responsibilities in Europe, he spent extensive time integrating major acquisitions into the core business. Prior to his international roles, he had completed various assignments in operations and engineering while relocating multiple times throughout the United States. Mr. Culotta earned a bachelor’s degree in engineering sciences from Loyola College in Baltimore.
Michael S. Weisman joined Stericycle as Executive Vice President and Chief Ethics and Compliance Officer in April 2018. Mr. Weisman previously served as Chief Ethics and Compliance Officer for The Kraft Heinz Company, a publicly-listed packaged foods company, which he joined through Kraft Foods in July of 2015. Prior to the merger

2021 10-K Annual Report	Stericycle, Inc. • 18

Table of Contents	PART I
with Heinz Foods he served as Chief Counsel, Compliance for Kraft Foods from July 2014; as Vice President, Ethics and Compliance for U.S. Foods from February 2013; and as Associate General Counsel, Compliance, at Career Education Corporation from 2010. He was also an associate and partner with the law firm Katten Muchin Rosenman, LLP for more than 10 years, serving as a member of the firm's White Collar Defense, Internal Investigations and Compliance Practice Group. Mr. Weisman received a bachelor’s degree from the University of Illinois and his juris doctor degree from Chicago-Kent College of Law.
Rich M. Moore joined Stericycle as Executive Vice President of North American Operations in January 2019. Prior to joining Stericycle, Mr. Moore spent 33 years with UPS, most recently as President of UPS' Illinois District since 2016. Previous experience includes three years as Vice President of European Operations, five years as President of the Northeast District, and three years as President Utah, Idaho, and Southern Nevada plus previous other operations and transportation staff roles. Mr. Moore has a bachelor’s degree from Manhattan College and a master of business administration from National Louis University.
Daniel V. Ginnetti became Executive Vice President, International in June 2018 after serving as Stericycle’s Chief Financial Officer for five years. Mr. Ginnetti joined Stericycle as Area Vice President of Finance in 2003. In 2004 he was promoted to Area Vice President of Operations for Stericycle’s Western, and later, Midwestern business units. Following that, he was promoted to Senior Vice President of Operations for the United States and Canada. He returned to financial management in 2013 becoming Senior Vice President of Corporate Finance and then named Executive Vice President, Chief Financial Officer in June 2014. Prior to joining Stericycle, Mr. Ginnetti held various finance and accounting positions with The Ralph M. Parsons Company, a worldwide engineering firm, and Ryan Herco Products Corp., a national industrial plastics distributor. Mr. Ginnetti has a bachelor’s degree in business economics from the University of California, Santa Barbara.
Kurt M. Rogers joined Stericycle as Executive Vice President and General Counsel in July 2017. Mr. Rogers previously served as Chief Legal Officer and Secretary of Vonage Holdings Corp., a technology and communications company, for more than seven years. Earlier, Mr. Rogers was a partner with international law firms Bingham McCutchen LLP (now Morgan, Lewis & Bockius LLP) and Latham & Watkins LLP, and as an associate with Rogers & Wells LLP (now Clifford Chance LLP), where he represented clients in litigation, intellectual property and other matters. Mr. Rogers received his bachelor’s degree from Cornell University and his juris doctor degree from Cornell Law School.
Available Information
We maintain an internet website, stericycle.com, which provides a variety of information about the Company and where the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements, Current Reports on Form 8-K and all amendments to those reports are available free of charge, as soon as reasonably practicable, following the time they are filed with or furnished to the SEC.  Reports and proxy and information statements that are filed electronically with the SEC are available on the SEC’s website, sec.gov.

2021 10-K Annual Report	Stericycle, Inc. • 19

Table of Contents	PART I
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

BUSINESS, STRATEGY AND MARKET RISKS

Our business is subject to risks arising from pandemic diseases, such as the outbreak of the COVID-19 pandemic.

A significant outbreak, epidemic or pandemic of contagious diseases in any geographic area in which we operate could result in a health crisis adversely affecting the economies, financial markets and overall demand for our services in such areas. In addition, any preventative or protective actions that governments implement or that we take in response to a health crisis, such as travel restrictions, quarantines, or facility closures, may interfere with the ability of our employees and vendors to perform their responsibilities. Such results could have a material adverse effect on our results of operations.

The continued global COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. The extent to which the COVID-19 pandemic continues to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions, including vaccination requirements, that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our customers’ demand for our services; our ability to provide our services; the ability of our customers to pay for our services; any closures of our and our customers’ facilities; and the need for enhanced health and hygiene requirements or other measures taken in an attempt to counteract future outbreaks in our or our customers’ facilities. In addition, while governments around the world have enacted emergency relief programs designed to combat the economic impact of the pandemic, the long-term effect of such spending is uncertain and could result in future budgetary restrictions for our government clients. Any of these events could adversely affect our business, financial condition and results of operations. During 2021, we experienced higher than normal driver absences due to the effects of COVID-19.

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

We evaluate on an ongoing basis whether facts and circumstances indicate any impairment to the value of indefinite-lived and definite-lived intangible assets such as customer relationships and goodwill. As circumstances

2021 10-K Annual Report	Stericycle, Inc. • 20

Table of Contents	PART I
after an acquisition can change, we may not realize the value of these intangible assets. We may be required to recognize impairments in certain of our reporting units due to a reduction of forecasted future cash flows associated with the effects of the COVID-19 pandemic on our business. Further, we could experience higher customer attrition as certain customers cease or reduce operations. The recognition of any potential future impairments could have a material adverse impact on our results of operations.

Changing market conditions in the healthcare industry, healthcare consolidation and healthcare reform, could adversely affect our results of operations.

Within the U.S. and elsewhere, the healthcare industry is evolving to meet competing demands for increased healthcare coverage of a growing and aging population and economic pressures to reduce healthcare costs. As a result of these dynamics, hospital networks are consolidating physician practices into their networks, independent practices are consolidating together, and healthcare providers are focused on cutting costs within their businesses. These changes exert downward pricing pressure, including the impact of GPO rebates and administrative fees, on services that we provide to healthcare customers, which could adversely affect our results of operations.

Aggressive pricing by existing competitors and the entrance of new competitors could significantly and adversely affect our results of operations.

The industries in which we participate are highly competitive. This competition has required us in the past to reduce our prices to our customers, may require us to reduce our prices in the future or may affect our ability to increase prices in the future. We may elect to exit or not participate in low margin customer relationships. Price reductions or our inability to increase prices could significantly and adversely affect our results of operations.

We face direct competition from a large number of small, local competitors. Because it requires very little financial investment to compete in the collection and transportation of regulated wastes or the secure destruction of personal and confidential information, there are many regional and local companies in these industries. We face competition from these businesses, and competition from them is likely to exist in new locations to which we may expand in the future. We may also face competition from competitors employing new or alternative technologies. In addition, large national companies with substantial resources and companies funded by private equity firms operate in the markets we serve.

Fluctuations in the commodity market related to the demand and price for recycled paper affects our business, financial condition and results of operations.

We sell nearly all of the shredded paper from our secure information destruction business to paper companies and recycled paper brokers. Sorted office paper is marketed as a commodity and is subject to significant demand and price fluctuations beyond our control. Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, volume, revenues, and margins for pulp and paper products. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions and levels of industry capacity. The overall levels of demand for the pulp and paper products reflect fluctuations in levels of end-user demand, which depend in part on general macroeconomic conditions in North America and worldwide. We have experienced a decline in paper tonnage collected over the past two years which we believe is a reduction in the consumption of paper due to pandemic related impacts, such as a shift to remote work and virtual learning, and it remains unclear what the future long-term impact will be on the paper volume we collect. The market demand for recycled paper can be volatile due to factors beyond our control. Lack of demand for our shredded paper material could adversely affect our business, financial condition and results of operations.

Unfavorable market conditions, including those driven by economic or social trends, may impact the volume of regulated wastes or personal and confidential information we collect from customers.

The compliance-based services we provide rely on the generation of regulated wastes or personal and confidential information by our customers. The volume of material collected from our customers may be impacted by macro-economic trends associated with manufacturing and industrial markets, healthcare market dynamics, and trends associated with an increase in work-from-home arrangements and electronic and digital record keeping. Many of our services are provided on a subscription basis with a monthly fee to minimize short-term or cyclical variability associated with these factors. However, some of our services are provided on a transactional basis, and long-term

2021 10-K Annual Report	Stericycle, Inc. • 21

Table of Contents	PART I
trends resulting from these factors could reduce the demand for our services, whether we provide them on a subscription or transactional basis.

OPERATIONAL RISKS

We are subject to extensive governmental regulation, which is frequently difficult, expensive, and time-consuming with which to comply; noncompliance could adversely affect our operations and efforts to grow our business results.

The regulated waste management and secure information destruction industries are subject to extensive federal, state and local laws and regulations relating to the collection, transportation, packaging, labeling, handling, documentation, reporting, treatment and disposal of regulated waste and the proper handling and protection of personal and confidential information. Our business requires us to obtain many permits, authorizations, approvals, certificates, and other types of governmental permissions and to comply with various regulations in every jurisdiction in which we operate. Federal, state and local laws and regulations change often, and new requirements are frequently adopted. Changes in applicable laws and regulations could require us to obtain new permits or to change the way in which we operate our business.

We might be unable to obtain or maintain the permits that we require, and/or the cost of compliance with new or changed regulations could be significant. Many of the permits that we require, especially those to build and operate waste processing plants and transfer facilities, are difficult and time-consuming to obtain and they may not be issued as quickly as we need them or be issued at all. They may also contain conditions or restrictions that limit our ability to operate efficiently. If we cannot obtain the permits, or if they contain unfavorable conditions, it could substantially impair our operations and reduce our revenues and/or profitability. The Company is party to legal or administrative proceedings regarding obtaining and maintaining permits, or alleged violations of existing permit terms and related requirements. For additional information, please see Part II, Item 8, Financial Statements and Supplementary Data --Note 19 – Legal Proceedings in the Consolidated Financial Statements.

If we encounter regulatory compliance issues in the course of operating our businesses, we may experience adverse publicity, which may intensify if such non-compliance results in civil or criminal liability. This adverse publicity may harm our reputation, and result in difficulties in attracting new customers, or retaining existing customers.

The level of governmental enforcement of regulated waste and certain other regulations has an uncertain effect on our business and could reduce the demand for our services.

We believe that strict enforcement of laws and regulations relating to regulated waste collection, treatment and disposal and the handling and protection of personal and confidential information, can have a positive effect on our business, as these laws and regulations may increase the demand for our services. Relaxation of enforcement, government shutdowns, or other changes in governmental regulation of regulated waste and personal and confidential information could increase the number of competitors we face or reduce or delay the need for our services.

Complications with the implementation of our ERP system could adversely impact our business and operations.

We rely on information systems and technology to manage our business and summarize operating results. We are in the process of an ERP system implementation, which will replace most of our existing operating and financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of our business. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources. We may not be able to successfully implement the ERP system without experiencing increased costs and other difficulties and our planned timeline to implement the remaining phases of our ERP system may be delayed. If we are unable to successfully implement our ERP system as planned, our business, results of operations, and financial condition could be negatively impacted. The SID North America ERP deployment impacted revenue in the third quarter of 2021. This decline was due to typical ERP start-up challenges, which included team members learning new processes and technology across every aspect of the business and onboarding and tuning the flow of data elements through the system. Additionally, if we do not effectively implement the ERP system as planned or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to adequately assess those controls could be delayed.

2021 10-K Annual Report	Stericycle, Inc. • 22

Table of Contents	PART I

Attacks on our information technology systems could damage our reputation, negatively impact our businesses and expose us to litigation risk.

We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our team members and our customers. We rely heavily on various proprietary and third-party information systems. Our reputation for the secure handling of customer and other sensitive information is critical to the success of our business. Like other large, multi-national corporations, we are potentially subject to a range of cyber incidents, including but not limited to state-sponsored cyber-attacks, industrial espionage, insider threats, computer denial-of-service attacks, computer viruses, ransomware and other malware, data leakage and compromise, wire fraud, phishing incidents and other cyber incidents. We previously experienced an incident of phishing activity targeting certain Stericycle employee email accounts and determined that some of these employee email accounts containing personal information appear to have been accessed by one or more unauthorized parties. We found no evidence that any personal information contained in these accounts was itself accessed by an unauthorized party. In an abundance of caution, we notified, and offered identity protection services, to relevant individuals. In any cyber incident that we experience, our incident response efforts, business continuity procedures and disaster recovery planning may not be entirely effective as our information technology and network infrastructure may still be vulnerable to attacks by hackers or breaches due to employee error, malfeasance, computer viruses, power outages, natural disasters, acts of terrorism, breaches with respect to third-party systems or other disruptions. A cybersecurity incident and breach of our information systems could lead to theft, destruction, misappropriation or release of sensitive and/or confidential information or intellectual property, which could result in business disruption, negative publicity, violation of privacy laws, loss of customers, brand damage, adverse financial and operational results, and potential litigation. Although we maintain insurance coverage for various cybersecurity risks, there is no guarantee that all costs or losses incurred will be fully insured.

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

The protection of customer, employee, and company data is critical to our business. The regulatory environment in the regions in which we operate regarding information security and privacy is increasingly demanding, with the frequent imposition of new and regularly changing requirements. Certain legislation, including FACTA, HIPAA, the Economic Espionage Act in the U.S., the Personal Information Protection and Electronic Documents Act in Canada and the GDPR in the U.K. and EU, require documents to be securely destroyed to avoid identity theft and inadvertent disclosure of confidential and sensitive information. A significant breach of customer, employee, or other company data could attract a substantial amount of media attention, damage our customer relationships and reputation, and result in lost revenues, fines, or lawsuits. In addition, an increasing number of countries and states in the U.S. have introduced and/or increased enforcement of comprehensive privacy laws or are expected to do so. The continued emphasis on information security as well as increasing concerns about government surveillance may lead customers to request us to take additional measures to enhance security and/or assume higher liability under our contracts. As a result of legislative initiatives and customer demands, we may have to modify our operations to further improve data security. Any such modifications may result in increased expenses and operational complexity, and adversely affect our reputation, business, financial condition and results of operations.

Increases in transportation costs may adversely affect our business and reduce our earnings.

We maintain an extensive transportation network and fleet of vehicles. A significant increase in market prices for trucks or fuel could adversely affect our business through higher transportation costs and reduce our operating

2021 10-K Annual Report	Stericycle, Inc. • 23

Table of Contents	PART I
margins and reported earnings. Parts shortages due to a reduction in the availability of raw materials, supply chain challenges, and manufacturing delays are expected to continue to drive higher prices for parts and supplies. In addition, any increases in the prices of fossil fuels are expected to put pressure on our fuel expense, as well as parts and supplies derived from fossil fuels, such as engine oil, diesel exhaust fluid, tires and other rubber and plastic parts.

Risks from our international operations could adversely affect our business, financial condition and results of operations.

We have established operations in the U.S. and 16 other countries. Foreign operations carry specific risks including: (i) exchange rate and interest rate fluctuations; (ii) substantial inflation in certain markets; (iii) dependence in certain markets on government entities as customers; (iv) delays in the collection of accounts receivable related to certain government funding practices; (v) government controls; (vi) import and export license requirements; (vii) political or economic instability, social unrest, and public safety and security; (viii) changes in or compliance with U.S., local or other applicable laws and regulations, including laws and regulations concerning anti-corruption, anti-bribery (i.e. FCPA, UK Bribery Act and similar laws), global trade, trade sanctions, competition, privacy and data protection; (ix) trade restrictions; (x) changes in tariffs and taxes; (xi) tax and foreign investment policies; (xii) industry or macro-economic trends; (xiii) permitting and regulatory standards; (xiv) differences in local laws, regulations, practices, and business customs; (xv) restrictions on repatriating foreign profits back to the U.S. or movement of funds to other countries; (xvi) difficulties in staffing and managing international operations; (xvii) increases and volatility in labor costs; (xviii) property ownership restrictions in certain countries; and (xix) emerging trends or regulations related to reducing the impact of climate change. Any of the foregoing or other factors associated with doing business abroad could adversely affect our business, financial condition and results of operations.

LEGAL, REGULATORY, AND COMPLIANCE RISKS

We face continuing risks relating to compliance with the FCPA and other anti-corruption and anti-bribery laws.

On June 12, 2017, the SEC issued a subpoena to us, requesting documents and information relating to our compliance with the FCPA or other foreign or domestic anti-corruption laws with respect to certain of our operations in Latin America. In addition, the DOJ notified us that it is investigating this matter in parallel with the SEC. We are cooperating with these agencies and certain foreign authorities, and also have conducted an internal investigation of these and other matters, including outside of Latin America, under the oversight of the Audit Committee of the Board of Directors and with the assistance of outside counsel, and this investigation has found evidence of improper conduct. We have entered into settlement discussions with the SEC, DOJ, and Brazilian authorities with respect to the foregoing matters, and although we have reached agreements in principle with the DOJ and with the SEC, those agreements remain to be finalized and approved. The settlement discussions with the Brazilian authorities are ongoing and there is no certainty that we will be able to reach a settlement. As a result of the foregoing, we recorded an aggregate accrued liability for these matters of $80.7 million as of December 31, 2021. These matters (and other matters which may arise or of which we become aware in the future) may be deemed to violate the FCPA and other anti-corruption and anti-bribery laws, including in the pending resolutions with the DOJ and SEC. Such determinations could subject us to, among other things, enforcement actions by the SEC or the DOJ or other regulatory bodies, fines, penalties, oversight by an independent compliance monitor and/or self-reporting obligations, litigation, or orders of suspension or debarment, which could adversely affect our business, financial condition and results of operations. See Part II, Item 8 Financial Statements and Supplementary Data Note 12 – Commitments and Contingencies and Note 19 – Legal Proceedings in the Consolidated Financial Statements for more information regarding currently pending legal proceedings.

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

2021 10-K Annual Report	Stericycle, Inc. • 24

Table of Contents	PART I
indebtedness, or require us to restructure or amend the terms of our indebtedness. See Part II, Item 8. Financial Statements and Supplementary Data; Note 19 - Legal Proceedings in the Consolidated Financial Statements for more information regarding currently pending legal proceedings.

We are subject to extensive government imposed requirements; noncompliance could result in significant liabilities.

Our operations are subject to extensive federal, state and local laws and regulations. The consequences of failure to comply with government-imposed regulations and other requirements can impact our ability to service our customers, and thus our operational results. Compliance with government regulations can also be costly, which impacts our overall financial condition.

In the ordinary course of business we are routinely involved in various government enforcement proceedings, private lawsuits and other disputes alleging non-compliance with applicable regulation. Such matters can result in permit revocations or denials, civil penalties or other obligations that may require significant expenditures.

Due to the nature of regulated waste services, we face risk associated with potential regulation of emerging contaminants that may have been present in materials historically collected for treatment and disposal. Further, there is risk of incurring significant environmental cleanup liabilities that arise due to our current operations, pre-existing conditions at the locations where we operate, and/or successor or predecessor liability associated with our portfolio optimization strategy.

Tax interpretations and changes in tax regulations and legislation could adversely affect us.

Tax interpretations, regulations and legislation in the various jurisdictions in which we operate are subject to measurement uncertainty and the interpretations can impact net income, income tax expense or recovery, and deferred income tax assets or liabilities. Tax rules and regulations, including those relating to foreign jurisdictions, are subject to interpretation and require judgment by us that may be challenged by the applicable taxation authorities upon audit. Furthermore, as a result of portfolio optimization efforts through which we may acquire new assets or businesses, sell existing assets or businesses, or exit particular markets, there may exist tax rules, regulations, or other matters that may be the focus of examination and challenge by applicable taxation authorities. Similarly, we may periodically restructure our legal entities and if taxing authorities were to disagree with our tax positions in connection with any such restructurings, our effective tax rate could be materially affected. In connection with such portfolio optimization, we could also incur additional charges associated with consulting fees and other charges.
In response to significant market volatility and disruptions to business operations resulting from the global spread of the COVID-19 pandemic and corresponding government relief efforts, legislatures and taxing authorities in various jurisdictions in which we operate may propose changes to their tax rules. These changes could include modifications that have temporary effect, and more permanent changes. The impact of these potential new rules on us, our long-term tax planning, and our effective tax rate could be significant. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in our Consolidated Financial Statements.
On March 27, 2020, the President signed into law the CARES Act. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The CARES Act is highly detailed, and we will continue to assess the impact that various provisions will have on our business.
On December 27, 2020, the President signed the CAA 2021, which provides several business tax relief provisions, including (i) extension of the CFC look-through rule through 2025, (ii) a temporary 100% deduction for business meals paid or incurred in 2021 and 2022, and (iii) extension of the WOTC through 2025. We will continue to assess the CAA 2021 with respect to the provisions that have an impact on our business.
Further, on March 11, 2021, the President signed into law the ARP Act, a legislative package which is generally not significant to the Company’s current tax footprint. We will continue to assess the ARP Act on an ongoing basis.

2021 10-K Annual Report	Stericycle, Inc. • 25

Table of Contents	PART I
We have accumulated NOLs arising from our operations and foreign and domestic acquisitions of $281.6 million as of December 31, 2021. We have recognized valuation allowances to reduce these amounts to our current estimate for NOLs that will be recoverable against future taxable income prior to their expiration in accordance with the appropriate tax regulations. If our estimates change or we do not generate sufficient taxable income prior to the expiration of these NOLs, we may have to record additional valuation allowances resulting in higher income tax expense. For additional information, please see Part II, Item 8. Financial Statements and Supplementary Data; Note 10 – Income Taxes.

Requirements of governments, customers and investors for net carbon zero emissions strategies, and the introduction of regulations restricting emissions of “greenhouse gases” aimed to limit climate change, could negatively impact our costs to operate.
The United Nations Climate Change Conference in Glasgow (COP26), which reaffirmed the Paris Agreement goal of limiting the increase in the global average temperature to well below 2°C above pre-industrial levels, has increased focus on sustainability matters. Even prior to COP26, many of our customers have established goals for their organizations to be carbon neutral or reduce waste levels, especially wastes that go to landfills, and have extended such goals to their key vendors and business partners. For example, the National Health System (NHS) in the U.K. established a goal for its suppliers to be net zero by 2045, and, in September 2021, the NHS announced that all suppliers of goods and services with NHS contracts commencing April 2024 will be required to publish a carbon reduction plan for their direct emissions. Additionally, many investors and financial institutions believe that climate change will significantly influence many companies’ long-term prospects and are requesting climate change disclosures and commitments from their investments.

Around the world, there are also a wide range of legislative and regulatory efforts at the state, provincial, regional and federal levels focused on reducing greenhouse gas emission and minimizing the impact of climate change. These emerging legislative and regulatory efforts include, among other things, initiatives to reduce the use of fossil fuels, single use plastics, and waste volumes sent to landfills. In California, several county and municipal governments have introduced zero waste to landfill goals; at least one customer has not renewed RWCS service in order to pursue options that avoid landfills. We actively monitor the regulatory landscape and the potential impacts to our operations of such efforts. These evolving regulations and expectations could also affect certain management estimates, including long-lived asset useful lives and asset retirement obligations, which could adversely impact results of operations.

The increased focus on minimizing climate change from customers, investors, and regulatory bodies may impact our revenues as well as our cost of operations in the future.

FINANCIAL AND CONTROL RISKS

We may incur significant charges as a result of portfolio optimization; portfolio optimization may not achieve the desired results.

We continue to evaluate the performance of our portfolio of assets and businesses. Based on this evaluation, we may acquire new assets or businesses and may sell certain existing assets or businesses or exit particular markets. Acquisitions and divestitures may not yield the targeted improvements in our business. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, disruption in our operations or businesses, finding a suitable purchaser, the diversion of management’s attention from our other businesses, the potential loss of key team members, the erosion of employee morale or customer confidence, and the retention of contingent liabilities, including pursuant to indemnification provisions related to the divested business. Any charges, including those arising from indemnification provisions, that we are required to record or the failure to achieve the intended financial results associated with divestitures of businesses or assets could have a material adverse effect on our business, financial condition or results of operations. Any impairments and losses on divestiture resulting from this process may cause us to record significant charges, including those related to goodwill, other intangible assets, and accumulated currency translation adjustment losses. See Part II, Item 8. Financial Statements and Supplementary Data; Note 4 - Restructuring, Divestitures, and Impairments in the Consolidated Financial Statements. Acquisitions also involve certain risks, including our ability to realize operating efficiencies, synergies and other benefits expected from an acquisition, diversion of management’s time and attention from other business concerns, difficulties in retaining key employees, customers and suppliers of the acquired business, difficulties in maintaining uniform standards, controls, policies and procedures throughout acquired companies, and adverse effects on existing business relationships with customers and suppliers. We may also face liability with respect to acquired businesses for violations of environmental laws occurring prior to the date of acquisition, and some or all of these liabilities may not be covered by environmental insurance secured to mitigate the risk or by indemnification

2021 10-K Annual Report	Stericycle, Inc. • 26

Table of Contents	PART I
from the sellers from which we acquired these businesses. See Part II, Item 8. Financial Statements and Supplementary Data; Note 3 - Acquisitions in the Consolidated Financial Statements.

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

Our ability to comply with the covenants and restrictions contained in our Credit Agreement, along with certain of the covenants and restrictions contained in our Senior Notes, may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A failure to comply with these provisions could result in a default or an event of default. Upon an event of default, unless waived, the lenders could elect to terminate their commitments, cease making further loans, require cash collateralization of letters of credit, cause their loans to become due and payable in full, foreclose against any assets securing the debt under our Credit Agreement and force us and our subsidiaries into bankruptcy or liquidation. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and the holders of our stock could experience a partial or total loss of their investment. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

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

Potential for rising interest rates.
The financial markets may experience an increase in interest rates as the Federal Reserve raises interest rates in an effort to curb inflation. Although most of our outstanding debt is at fixed interest rates, an increase in rates would impact our variable rate debt. Rising interest rates may also lead to higher rates in the event we refinance our outstanding fixed rate debt thereby resulting in an overall increase in interest expense.

The amount of our indebtedness could adversely affect our business.

As of December 31, 2021, we had a total of $1.6 billion of outstanding indebtedness, including long-term debt and short-term debt and excluding unamortized debt issuance costs. We also have the ability to incur additional indebtedness subject to our financial covenants.

Our leverage could have adverse consequences on our business, including the following: (i) we may be required to dedicate a substantial portion of our available cash to payments of principal and interest on our indebtedness, (ii)

2021 10-K Annual Report	Stericycle, Inc. • 27

Table of Contents	PART I
our ability to access credit markets on terms we deem acceptable may be impaired, and (iii) we may be limited in our flexibility to adjust to changing market conditions.

If we fail to maintain an effective system of internal controls over financial reporting, including increased risk associated with our ERP implementation, we may not be able to report our financial results timely and accurately or prevent fraud, which could adversely affect investor confidence in our company, our results of operations and our stock price.

Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. We are implementing remedial measures and new systems and there can be no assurance that our efforts will be successful. These measures will result in additional technology and other expenses. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

Market conditions could adversely change and our earnings could decline resulting in charges to impair intangible assets, such as goodwill.

As a result of our various acquisitions, the Consolidated Balance Sheet at December 31, 2021 contains goodwill of $2.8 billion and other intangible assets, net of $964.5 million. We evaluate on an ongoing basis whether facts and circumstances indicate any impairment to the carrying value of indefinite-lived intangible assets such as goodwill. As circumstances after an acquisition can change, we may not realize the value of these intangible assets. During 2021, 2020, and 2019, we recognized non-cash impairment charges of $6.7 million, $11.1 million, and $17.7 million, respectively, of operating permits, tradenames, and customer relationships. Additionally, in 2019 we recognized $228.3 million in non-cash goodwill impairment charges related to our reporting units. We recognized these impairments due to a reduction of forecasted future cash flows in each reporting unit, as discussed in the Impairment section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8. Financial Statements and Supplementary Data; Note 7 – Goodwill and Other Intangible Assets. The recognition of any potential future impairments could have a material adverse impact on our results of operations.

Our participation in multi-employer pension plans may subject us to liabilities that could materially adversely affect our liquidity, cash flows and results of operations.

We participate in multi-employer pension plans administered by employer and union trustees. To the extent that those plans are underfunded, ERISA may subject us to substantial liabilities in the event we, whether partially or totally, cease to have obligations to contribute to the plans. Under current law regarding multi-employer defined benefit plans, circumstances such as a plan's termination, an employer's partial or complete withdrawal from, or the mass withdrawal of all contributing employers from, an underfunded multi-employer defined benefit plan can trigger our obligation to make payments to the plan for our proportionate share of the multi-employer plan's unfunded vested liabilities. Furthermore, the Pension Protection Act added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as "endangered", "seriously endangered", or "critical" status. If plans in which we participate are in critical status or underfunded, we could be required to make additional contributions.

Based upon the information available to us from plan administrators as of March 30, 2021, one of the multi-employer pension plans in which we participate is underfunded. The Pension Protection Act requires that underfunded pension plans improve their funding ratios within prescribed intervals based on the level of their underfunding. We have been notified that one plan is in "critical" status and this plan may require additional contributions. The amount of additional funds we may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of employee work that require the specific use of the union team members covered by these plans, investment returns and the level of underfunding of such plans. Additional funding could adversely affect our liquidity, cash flows, and results of operations. For more information, see Part II, Item 8. Financial Statements and Supplementary Data; Note 13 – Retirement and Other Employee Benefit Programs in the Consolidated Financial Statements.

2021 10-K Annual Report	Stericycle, Inc. • 28

Table of Contents	PART I
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

We are a party to 13 collective bargaining agreements in the U.S. and Canada, covering approximately 500 team members, or approximately 4.6% of our total U.S. and Canadian workforce and further agreements and works councils covering approximately 1,500 team members in our other international locations. These agreements expire on a scheduled basis depending upon the negotiated length of the contract’s term. Collective bargaining agreement negotiations occur every year depending upon which agreements expire and whether one or both parties seek the modification of terms.

There can be no assurance that we will be able to negotiate the terms of future agreements with unions in a manner acceptable to us. There is also no guarantee that current non-union team members will not seek union representation resulting in additional collective bargaining agreements with associated increased costs to us. Potential work disruptions from labor disputes may disrupt our businesses and adversely affect our brand, customer relations, financial condition, and results of operations. During 2021 the Company experienced a total of four work stoppages at its facilities as a result of labor disputes.

The handling, transportation, and treatment of regulated waste carries with it the risk of personal injury to team members and others.

Our business requires our team members to handle materials that may be infectious or hazardous to life and property in other ways. While we try to handle such materials with care and in accordance with accepted and safe methods, the possibility of accidents, leaks, and spills (including those caused by natural disasters) always exists. Examples of incidents that may present possible exposure to contaminated or infectious waste or other hazardous materials include truck accidents, damaged or leaking containers, improper storage of regulated waste, placement of prohibited materials into the waste stream, or malfunctioning plant equipment, such as power outages, or ineffective backup systems.

Human beings or animals could be injured or sickened or property could be damaged by exposure to regulated waste. This in turn could result in lawsuits in which we are found liable for such injuries, and substantial damages could be awarded against us.

While we generally carry liability insurance intended to cover these contingencies, instances may occur that are not insured against or that are inadequately insured against. An uninsured or underinsured loss could be substantial and could impair our profitability and reduce our liquidity.

An inability to retain key personnel or difficulties in recruiting qualified personnel may adversely affect our business.

2021 10-K Annual Report	Stericycle, Inc. • 29

Table of Contents	PART I
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

GENERAL RISK FACTORS

Increasing occurrences of natural disasters or other catastrophic events caused by climate change or otherwise could negatively affect our business, financial condition, and results of operations.

Natural disasters such as hurricanes, typhoons or earthquakes could negatively affect our operations and financial performance. Such events could result in physical damage to one or more of our facilities or equipment, the temporary lack of an adequate work force in a market, and the temporary disruption in transportation services which we rely on to deliver waste to our facilities. These events could prevent or delay shipments and reduce both volumes and revenue. Weather conditions and other event driven special projects may also cause variations in our results. We may be required to suspend operations in some of our locations, which could have a material adverse effect on our business, financial condition, and results of operations. While we have protocols in place for operating regions frequently impacted by severe weather changes, continued climate change may require additional protocols, processes, physical equipment, and training to minimize risks to team members, physical property, and operations, which could have an adverse effect on our results of operations and financial condition.

Inflationary cost environment and supply chain disruption.

During 2021, we experienced inflationary cost increases in our underlying expenses, including labor, supply chain related, and other expenses. We may continue to experience inflationary cost increases in labor, commodities, facility and vehicle leases, third party expenditures, plant equipment and construction expenditures, and other expenses. We may not be able to pass all of these cost increases on to our customers. We are also experiencing delays in completing certain capital projects and have additional challenges due to macroeconomic supply chain disruptions. Should these conditions persist, our business, financial condition, results of operations and cash flows could be negatively impacted.

Item 1B. Unresolved Staff Comments

None.
Item 2. Properties

Information regarding our worldwide properties can be found under Part I, Item 1. Business and is incorporated herein by reference. We believe that these processing and other facilities are adequate for our present and currently anticipated future needs.
Item 3. Legal Proceedings

2021 10-K Annual Report	Stericycle, Inc. • 30

Table of Contents	PART I
Information regarding certain legal proceedings in which we are involved can be found in Part II, Item 8. Financial Statements and Supplementary Data; Note 19 - Legal Proceedings in the Consolidated Financial Statements and is incorporated herein by reference.
Item 4. Mine Safety Disclosures

Not Applicable.

2021 10-K Annual Report	Stericycle, Inc. • 31

Table of Contents	PART II
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Select Market under the ticker symbol "SRCL."  There were 81 shareholders of record as of February 22, 2022.
We did not declare or pay any cash dividends on our common stock during 2021, 2020, or 2019.  We currently expect that we will retain future earnings for debt repayment and use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Under resolutions that our Board of Directors adopted, we have been authorized to purchase a cumulative total of 24,621,640 shares of our common stock on the open market.  As of December 31, 2021, we had purchased a cumulative total of 22,219,146 shares.  No common stock purchases were made during 2021.
Performance Graph
The following graph compares the cumulative total returns of Stericycle, the Nasdaq Global Select Market Composite Index, the S&P Mid Cap 400 Index and the Dow Jones U.S. Waste & Disposal Services Index for the five-year period ended December 31, 2021.

The graph assumes that the value for the investment in Stericycle and in each of the indices was $100 on December 31, 2016 and that all dividends were reinvested.
The stock price performance of our common stock reflected in the following graph is not necessarily indicative of future performance.

Company/Index	2016	2017	2018	2019	2020	2021
Stericycle, Inc.	$100.00	$88.25	$47.62	$82.83	$89.99	$77.41
Nasdaq Global Select Market Composite Index	$100.00	$128.43	$123.71	$167.75	$239.95	$295.42
S&P Mid Cap 400 Index	$100.00	$114.45	$100.15	$124.23	$138.90	$171.15
Dow Jones U.S. Waste & Disposal Services Index	$100.00	$114.84	$112.82	$149.86	$157.08	$216.71

2021 10-K Annual Report	Stericycle, Inc. • 32

Table of Contents	PART II
Item 6. Selected Financial Data

[Reserved]

2021 10-K Annual Report	Stericycle, Inc. • 33

Table of Contents	PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes in Part II, Item 8. Financial Statements and Supplementary Data of this 2021 Form 10-K. For further discussion regarding operating and financial data for the year ended December 31, 2020 as compared to the year ended December 31, 2019, refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Overview
Stericycle is a global U.S. based business-to-business services company. We provide an array of highly specialized compliance-based solutions that protect people and brands, promote health and well-being, and safeguard the environment. Since our founding in 1989, we have grown from a small start-up in medical waste management into a leader across a range of increasingly complex and highly regulated arenas, serving healthcare organizations and commercial businesses of every size through Regulated Waste and Compliance Services and Secure Information Destruction Services.
Through our family of brands, Stericycle serves customers in the U.S. and 16 other countries worldwide with solutions for Regulated Waste and Compliance Services and Secure Information Destruction Services. To our customers, team members and the communities we serve, Stericycle is a company that protects what matters.

Our service offerings appeal to a wide range of business customers.  The majority of our customers are healthcare businesses (hospitals, physician and dental practices, outpatient clinics, long-term care facilities, etc.).  We also provide services to retailers, manufacturers, financial services providers, professional services providers, governmental entities and other businesses.  While we manage large volumes of waste and other materials, the volume per customer site on average is relatively small.
Highlights for the year ended December 31, 2021 compared to the prior year include:
•We completed deployment of our ERP system for North America finance and procurement processes and SID business.
•Organic revenues increased 5.4%, driven by RWCS organics revenues which increased 5.6% and SID organic revenues which increased 5.0% for the year ended December 31, 2021 compared to the prior year.
•We renewed our Credit Agreement, which maintains our Revolving Credit Facility of $1.2 billion and establishes a Term Loan Facility of $200.0 million, with new maturity dates of September 30, 2026.
•We divested our RWCS operations in Japan for proceeds of $11.3 million in the third quarter of 2021 and divested our Environmental Solutions operations in Canada for proceeds of $24.4 million in the fourth quarter of 2021, which are reported in International and North America, respectively.
•We acquired a Midwest-based regulated waste business in the fourth quarter of 2021 for total purchase consideration of $43.4 million.
•We opened three new regulated waste facilities, upgraded five autoclaves in 2021, completed 13 non-autoclave facility modernization projects and completed a comprehensive, long-term facility planning process.

For additional information, see Part II, Item 8, Financial Statements and Supplementary Data; Note 3 – Acquisitions, Note 4 – Restructuring, Divestitures, and Impairments and Note 9 – Debt in the Consolidated Financial Statements.
COVID-19 Pandemic and Other Developments
In March 2020, the World Health Organization declared the COVID-19 virus outbreak a pandemic. The COVID-19 pandemic has had a global economic impact, including temporary closure of non-essential businesses worldwide and postponement of elective surgeries and preventative care. The Company continues to maintain operations within all business service offerings. We are monitoring future implications of the COVID-19 pandemic, including COVID-19 variants, and continue to take actions to manage spending to align to operational requirements.

2021 10-K Annual Report	Stericycle, Inc. • 34

Table of Contents	PART II
Our COVID-19 pandemic response has included efforts to protect the health and well-being of our workforce and our customers. We worked proactively with the CDC, OSHA, the DOT and regulatory agencies around the world to ensure readiness for proper regulated waste management. Our team demonstrated leadership and commitment to protecting what matters by working with pharmaceutical companies and government agencies to align on standards for secure and compliant COVID-19 vaccination treatment protocols. Additionally, Stericycle supports the front end of vaccination programs through our Communications Solutions service line. We provide scalable patient hotlines, scheduling, and appointment reminders for vaccinations.
We have updated and implemented numerous protocols specifically to reduce risk among our front-line team members, and our strategic sourcing team has worked diligently to take measures to provide our field operations employees with appropriate personal protective equipment. We’ve implemented more rigorous cleaning protocols for all our facilities. Throughout the pandemic, our front-line workers have continued to meet the needs of our customers.
Like many organizations, we too have been impacted by labor shortages and higher absences, particularly among driver and operational team members. To date, we are addressing our internal needs through three main areas: (1) recruitment, (2) market competitive compensation and benefits, and (3) employee engagement and retention. Although we have been able to maintain near our desired staffing levels through these efforts, and that has enabled us to continue to support our customers, labor shortages have not uniformly impacted our businesses. In certain geographies and facilities, we have experienced more acute labor shortages. Those locations have required additional team member overtime and re-allocation of team members to continue to support our customers.
Over several months in the second half of 2021, we had several hundred team members absent from work due to Covid-related illness. Where we were unable to allocate resources to cover absent team member routes, our transactional based revenue was negatively impacted.
During 2021, we have experienced inflationary cost increases in our underlying expenses, including labor and supply-chain and other costs. We are also experiencing delays in completing certain capital projects and have additional challenges due to macroeconomic supply chain disruptions. We continue to demonstrate to our customers the value of the services we provide. One of the strengths of our quality of revenue initiative has been working to create a more flexible pricing model with the necessary levers to adjust to these inflationary cost challenges. We have the following pricing levers: (i) for existing contracts, we have been addressing the standardization of contractual language and building in pricing flexibility, which affords us the opportunity to adjust pricing in several ways at contract anniversary and renewal, (ii) for all new customers and purchasers of our one-time services, we have the ability to adjust our rates at point of sale, and (iii) for many customers we also have the ability to adjust surcharges and fees that provide inflationary cost protection for commodity and other price volatility (e.g. fuel, recycled paper, and environmental surcharges and a new service cost recovery fee).

2021 10-K Annual Report	Stericycle, Inc. • 35

Table of Contents	PART II
The impact of the COVID-19 pandemic across our revenue service categories in 2021 is as follows:

Revenue Service Category	COVID-19 Pandemic Impact
Regulated Waste and Compliance Services
RWCS organic revenue growth was 5.6% in 2021 compared to 2020.
North America RWCS organic revenues grew 4.8% as elective surgeries and maritime waste services began to recover from the impacts of the pandemic, although they remain below pre-pandemic levels.
International RWCS organic revenue growth was 8.4%, primarily attributable to supporting our customers through the pandemic. Although International RWCS had strong organic revenue growth in 2021 compared to 2020, in the fourth quarter of 2021 that growth narrowed as a result of International COVID waste volumes beginning to decline as International markets we serve begin to recover from the effects of the pandemic.

Secure Information Destruction Services
While still below pre-pandemic levels, SID organic revenue growth was 5.0% in 2021 compared to 2020, primarily related to the continued recovery from the impact of the COVID-19 pandemic.
In North America, SID organic revenue grew 4.3% compared to 2020. When evaluating 2021 against pre-pandemic results from 2019, service stops remain lower by approximately 9%.
International organic revenues increased 9.4% compared to 2020, primarily related to the continued recovery from the impact of the COVID-19 pandemic.
Recycled paper tonnage volume for 2021 was approximately 529,000 tons, compared to 567,000 tons in 2020. Although tonnage was lower year-over-year, SOP recycling revenue in 2021 was higher due to higher SOP prices.

Key Business Priorities
In 2021, our five key business priorities were the following:
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

•Operational efficiency, modernization and innovation – As we manage through complex times, we remain focused on operational efficiency, modernization, and innovation to control variable and discretionary costs and improve performance and efficiencies in our field operations. In 2021, our Engineering team completed a long-term planning process focused on our global facility network. Our goal is to optimize our facilities with a strategic and standardized operating model. We are analyzing processing capabilities, plant and transportation equipment needs, team member requirements, and potential customer implications or benefits. In 2021, these efforts led to five facilities receiving new and upgraded autoclaves and the opening of three new regulated waste operating facilities.

•ERP implementation – In the third quarter of 2021, we completed deployment of our ERP system for North America’s finance and procurement processes and for North America’s SID business. The ERP start-up challenges and customer disruptions that we experienced in the third quarter have improved as we've continued to fine tune the new technology and processes.

•Debt reduction and leverage improvement – We expect to improve our leverage ratio through continued focus on operating margin expansion, free cash flow generation, and leveraging divestiture proceeds, if applicable. We have reduced total debt to $1,623.7 million at December 31, 2021. As of December 31, 2021, our Credit Agreement Defined Debt Leverage Ratio was 3.61 times.

•Portfolio optimization – In the third quarter of 2021 in International we divested our RWCS operations in Japan for proceeds of $11.3 million and in the fourth quarter of 2021 in North America we divested our Environmental Solutions operations in Canada for proceeds of $24.4 million. In the fourth quarter, we completed the acquisition in North America of a Midwest-based regulated waste business for total purchase consideration of $43.4 million.

2021 10-K Annual Report	Stericycle, Inc. • 36

Table of Contents	PART II
Certain Key Priorities and Other Significant Matters
The following table identifies key priorities and other significant matters impacting our business (amounts are stated pre-tax except when noted):

In millions
	Year Ended December 31,
	2021	2020
Pre-tax items:
Included in COR
Asset Impairments	$—	$6.8
Total included in COR	—	6.8

Included in SG&A
ERP Implementation	59.0	50.8
Intangible Amortization	117.9	124.9
Operational Optimization	—	3.1
Portfolio Optimization	5.0	9.4
Litigation, Settlements and Regulatory Compliance	93.2	20.3
Asset Impairments	6.7	8.7
Other	—	9.1
Total included in SG&A	281.8	226.3

Divestiture (gains) losses, net	(1.7)	123.6

Total included in income (loss) from operations	280.1	356.7

Included in Other (income) expense, net
Other (including highly inflationary exchange loss)	—	1.2
Total pre-tax	$280.1	$357.9

After tax items:
CARES Act and Other Tax Matters	$(1.9)	$(44.4)
Total after-tax	$(1.9)	$(44.4)
The above priorities and other significant matters include the following types of activities:

Cash Charges
	Closure and Exit Costs(1)	Internal (2)	Consulting and Professional Fees	Other (3)	Non-Cash Charges (4)
ERP Implementation		✓	✓	✓	✓
Operational Optimization	✓		✓	✓	✓
Portfolio Optimization			✓		✓
Litigation, Settlements and Regulatory Compliance			✓	✓
Other			✓
(1)Includes employee and contract termination, facility closure and clean-up costs.
(2)Includes dedicated resources, including project related incentive compensation and stock-based compensation.
(3)Includes other costs related to each priority (e.g. software maintenance fees, litigation, settlement and regulatory compliance charges, changes in contingent consideration and environmental provisions).
(4)Includes impairments, accelerated depreciation and/or amortization, gain/loss on disposal and changes in deferred consideration.

2021 10-K Annual Report	Stericycle, Inc. • 37

Table of Contents	PART II
ERP Implementation

For the years presented and for the cumulative period since the inception of the ERP Implementation, we have recognized the following, principally reported in Other Costs:

In millions
	Year Ended December 31,
	2021	2020	Cumulative Since Inception
ERP development and implementation
Consulting and professional fees	$41.8	$21.8	$106.8
Internal labor	7.9	13.1	39.1
Software usage/maintenance fees	7.5	12.1	42.3
Other related expenses	1.8	3.8	11.5
Operating expenditures	59.0	50.8	199.7
Capital expenditures	19.9	51.3	180.7
Total charges and capital expenditures	$78.9	$102.1	$380.4

Non-cash charges	$0.6	$2.0	$16.2
Cash charges and stock based compensation	58.4	48.8	183.5
Total operating expenditures	$59.0	$50.8	$199.7

As we continue to prepare to deploy the North America ERP for our operations, we will incur costs to develop and deploy the system, which includes additional capital expenditures as well as operating expenditures. Upon the substantial implementation of North America's finance and procurement processes and for North America's SID business in the third quarter 2021, certain costs became incremental information technology ongoing costs for running the new system, including maintenance, licensing, and depreciation expenses. Additionally, we will continue to incur costs to maintain the legacy suite of applications that are also used by our international businesses until their system portfolio is modernized or optimized.
Intangible Amortization
See table above of certain key priorities and other significant matters for intangible amortization expense from acquisitions for the years presented and how they are classified in the Consolidated Statements of Loss.
The decrease in amortization expense is a result of the reduction of intangible assets related to divestitures and certain assets reaching their full useful lives. See Part II, Item 8. Financial Statements and Supplementary Data; Note 7 – Goodwill and Other Intangible Assets in the Consolidated Financial Statements for further information.
For intangible amortization by segment see Part II, Item 8. Financial Statements and Supplementary Data; Note 17 – Segment Reporting in the Consolidated Financial Statements.
Portfolio Optimization
See table above of key priorities and other significant matters for portfolio optimization (including Divestiture (gains) losses, net) for the years presented, and how they are classified in the Consolidated Statements of Loss. Professional fees are reported in Other Costs, while the various divestitures are included in the respective segment in the table below.
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
•ability to leverage infrastructure and customer base for growth;
•potential for margin improvement;
•current divestiture value versus future divestiture value;

2021 10-K Annual Report	Stericycle, Inc. • 38

Table of Contents	PART II
•ongoing capital requirements of the business;
•return on invested capital;
•impact on overall leverage, including impact on debt leverage ratio;
•implications for our internal control remediation efforts; and
•implications for our new ERP system implementation.

We recognized the following Divestiture (gains) losses, net in the Consolidated Statements of Loss:

In millions
	Year Ended December 31,
	2021	2020
North America Segment
Canada Environmental Solutions operations	$(12.6)	$—
Domestic Environmental Solutions operations	—	53.8
CRS businesses	—	(38.8)
Total North America charges, net	(12.6)	15.0
International Segment
Japan RWCS operations	10.9	—
CRS business	—	(4.0)
Argentina operations	—	112.4
Mexico RWCS operations	—	(4.9)
Chile RWCS operations	—	5.1
Total International charges, net	10.9	108.6
Divestiture (gains) losses, net	$(1.7)	$123.6
For additional information regarding Divestiture (gains) losses, net, including significant impacts of foreign currency translation adjustments, net, see Part II, Item 8. Financial Statements and Supplementary Data; Note 4 – Restructuring, Divestitures, and Impairments in the Consolidated Financial Statements.
Acquisition and Integration
A part of our portfolio optimization business priority, we are continuously evaluating the competitive environment and considering opportunistic acquisitions that strengthen our core businesses. Acquisitions, when appropriately valued and constructively integrated, are an efficient way to gain customers, scale treatment operations, and build critical customer density for transportation. We will be focused on smaller accretive tuck-in acquisitions.
Details of the acquisition completed in the years ended December 31, 2021 and 2019 can be found in Part II, Item 8. Financial Statements and Supplementary Data; Note 3 – Acquisitions in the Consolidated Financial Statements.
Operational Optimization
See table above of certain key priorities and other significant matters for operational optimization for the years presented and how they are classified in the Consolidated Statements of Loss.
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

2021 10-K Annual Report	Stericycle, Inc. • 39

Table of Contents	PART II
See table above of certain key priorities and other significant matters for litigation, settlement and regulatory compliance charges. Among other things, the table reflects consulting and professional fees, contingent liability provisions and settlements, net of insurance recoveries, impacting our business for the periods presented, primarily in Other Costs. The year ended December 31, 2021 reflects an estimated aggregate FCPA settlement accrual of $80.7 million. The table above also reflects how these matters are classified in the Consolidated Statements of Loss.
Asset Impairments
Impairment charges comprise the following:

In millions
	Year Ended December 31,
Asset impairments:	2021	2020
Property plant and equipment	$—	$6.8
Impairments included in COR	—	6.8

Property plant and equipment and Right of Use asset	2.1	0.2
Customer lists, permits and tradenames	4.6	8.5
Impairments included in SG&A	6.7	8.7

Total Asset impairments	$6.7	$15.5
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
For additional information on asset impairments, see Part II, Item 8. Financial Statements and Supplementary Data; Note 4 - Restructuring, Divestitures, and Impairments and Note 7 – Goodwill and Other Intangible Assets in the Consolidated Financial Statements.
Other
See table above of certain key priorities and other significant matters for other charges, primarily consulting and professional fees related to internal control remediation activities, impacting our business for the periods presented, primarily in Other Costs, and how they are classified in the Consolidated Statements of Loss.
See table above of certain key priorities and other significant matters for the impact of foreign exchange re-measurement of net monetary assets held in Argentina, which was divested in August of 2020, as a result of its designation as a highly inflationary economy for the years presented and how they are classified in the Consolidated Statements of Loss.
U.S. CARES Act and Other Tax Matters
For further discussion, see Part II, Item 8. Financial Statements and Supplementary Data; Note 10 – Income Taxes in the Consolidated Financial Statements.
Results of Operations
Revenues (including Segment Revenue):

2021 10-K Annual Report	Stericycle, Inc. • 40

Table of Contents	PART II

	Year Ended December 31,
	In millions				Components of Change (%)
	2021	2020	Change ($)	Change (%)	Organic Growth (1)	Divestitures	Foreign Exchange (2)
Revenue by Service
Regulated Waste and Compliance Services (4)	$1,854.0	$1,930.2	$(76.2)	(3.9%)	5.6%	(10.6%)	1.1%
Secure Information Destruction Services	792.9	745.3	47.6	6.4%	5.0%	—%	1.4%
Total Revenues	$2,646.9	$2,675.5	$(28.6)	(1.1%)	5.4%	(7.7%)	1.2%
North America
Regulated Waste and Compliance Services (4)	$1,457.5	$1,541.9	$(84.4)	(5.5%)	4.8%	(10.7%)	0.4%
Secure Information Destruction Services	679.0	647.3	31.7	4.9%	4.3%	—%	0.6%
Total North America Segment	$2,136.5	$2,189.2	$(52.7)	(2.4%)	4.7%	(7.5%)	0.4%
International
Regulated Waste and Compliance Services (4)	$396.5	$388.3	$8.2	2.1%	8.4%	(10.3%)	4.0%
Secure Information Destruction Services	113.9	98.0	15.9	16.2%	9.4%	—%	6.8%
Total International Segment	$510.4	$486.3	$24.1	5.0%	8.6%	(8.2%)	4.6%
(1)Organic growth is a change in revenues which includes SOP (sorted office paper) pricing and volume and excludes the impact of divestitures and foreign exchange.
(2)The comparisons at constant currency rates (foreign exchange) reflect comparative local currency balances at prior period’s foreign exchange rates. We calculated these percentages by taking current period reported Revenues less the respective prior period reported Revenues, divided by the prior period reported Revenues, all at the respective prior period’s foreign exchange rates.  This measure provides information on the change in Revenues assuming that foreign currency exchange rates have not changed between the prior and the current period.  Management believes the use of this measure aids in the understanding of changes in Revenues without the impact of foreign currency.
(3)For further information, see Part II, Item 8. Financial Statements; Note 2 – Revenues from Contracts with Customers in the Consolidated Financial Statements.
(4)In the first quarter of 2021, we updated our service lines to include Communication Solutions (formerly part of CRS) in RWCS.
Revenues for the year ended December 31, 2021 were $2,646.9 million, a decrease of 1.1% compared to $2,675.5 million in the prior year. The year-over-year decline in revenue was mainly due to divestitures of the Environmental Solutions business in the second quarter of 2020, the Argentina operations in the third quarter of 2020, the Expert Solutions business in the fourth quarter of 2020, the Japan RWCS operations in the third quarter of 2021, and the Canada Environmental Solutions business in the fourth quarter of 2021, which collectively reduced revenue by $204.3 million or 7.7%. Partially offsetting these declines were organic revenue growth of $144.3 million or 5.4%, largely attributable to the quality of revenue initiatives, COVID-related revenues, recovery from COVID-19 pandemic impacts, and higher recycled paper revenues reflecting higher SOP pricing.
North America revenues decreased $52.7 million, or 2.4%, for the year ended December 31, 2021 to $2,136.5 million from $2,189.2 million in the prior year. The year-over-year decrease was primarily due to divestitures which reduced revenues by $164.6 million or 7.5%. The decline in revenue was partially offset by an increase in organic revenues of $102.5 million or 4.7%, largely attributable to the quality of revenue initiatives, COVID-related revenues, recovery from COVID-19 pandemic impacts, and higher recycled paper revenues reflecting higher SOP pricing. In the third quarter, we experienced typical ERP start-up challenges in North America SID. These challenges were acute in the third quarter and we exited the fourth quarter and the full-year with year-over-year organic growth in North America SID.
International revenues increased $24.1 million, or 5.0%, for the year ended December 31, 2021 to $510.4 million from $486.3 million in the prior year. The increase in International revenues was primarily due to organic revenue growth of $41.8 million, or 8.6%, primarily attributable to the recovery from COVID-19 pandemic impacts and the favorable effect of foreign exchange rates of $22.0 million, or 4.6%. These improvements were partially offset by reduced revenues from divestitures of $39.7 million or 8.2%.
Gross Profit

In millions
	Year Ended December 31,				Change 2021 versus 2020
	2021		2020
	$	% of Revenues	$	% of Revenues	$	%
Gross profit	1,017.2	38.4%	1,053.1	39.4%	(35.9)	(3.4%)
The decrease in gross profit for the year ended December 31, 2021, as compared to 2020, was primarily due to the impact of divestitures, higher labor costs, additional costs incurred for typical start-up challenges associated with the ERP deployment, and supply chain and other inflationary costs. These were partially offset by increased revenues related to quality of revenue initiatives, COVID-related revenues, recovery from COVID-19 pandemic impacts, and

2021 10-K Annual Report	Stericycle, Inc. • 41

Table of Contents	PART II
higher recycled paper revenues reflecting higher SOP pricing. Further, for the year ended December 31, 2021, we incurred lower charges associated with our certain key priorities and other significant matters discussed above.
SG&A

In millions
	Year Ended December 31,				Change 2021 versus 2020
	2021		2020
	$	% of Revenues	$	% of Revenues	$	%
SG&A	946.6	35.8%	897.6	33.5%	49.0	5.5%
For the year ended December 31, 2021 compared to the prior year, we incurred higher SG&A charges associated with certain key priorities and other significant matters discussed above, primarily due to Litigation, Settlement and Regulatory Compliance matters which included an estimated aggregate FCPA settlement expense. The remaining increases in SG&A for the year ended December 31, 2021, as compared to the prior year, was mainly due to higher ERP related operating expenditures and depreciation, variable spending expenses associated with organic revenue growth and higher labor costs. These were partially offset by changes in divestitures, net, lower bad debt expense, and lower incentive compensation. Bad debt expense was lower for the year ended December 31, 2021 compared to the prior year due primarily to a decrease in risk of collectability associated with the impacts of the COVID-19 pandemic.
Divestitures (Gains) Losses, Net

In millions
	Year Ended December 31,				Change 2021 versus 2020
	2021		2020
	$	% of Revenues	$	% of Revenues	$	%
Divestitures (gains) losses, net	$(1.7)	(0.1%)	$123.6	4.6%	$(125.3)	(101.4%)
For additional information regarding Divestiture (gains) losses, net, including significant impacts of foreign currency     translation adjustments, see Part II, Item 8. Financial Statements and Supplementary Data; Note 4 – Restructuring, Divestitures, and Impairments in the Consolidated Financial Statements.
Segment Profitability
The Company uses Adjusted Income from Operations as its measure of segment profitability – see Part II, Item 8. Financial Statements and Supplementary Data; Note 17 – Segment Reporting in the Consolidated Financial Statements for an explanation of this measure. Segment profitability and a reconciliation of the total for segment profitability to income (loss) from operations was as follows:

In millions
	Year Ended December 31,				Change 2021 versus 2020
	2021		2020
	$	% of Segment Revenues	$	% of Segment Revenues	$	%
Adjusted Income from Operations
North America	587.6	27.5%	606.0	27.7%	(18.4)	(3.0%)
International	53.6	10.5%	46.5	9.6%	7.1	15.3%
Other	(288.8)	nm	(263.9)	nm	(24.9)	9.4%
Total	352.4	13.3%	388.6	14.5%	(36.2)	(9.3%)

Reconciliation to Income from operations:
Adjusted Income from Operations	352.4		388.6
Adjusting Items Total(1)	(280.1)		(356.7)
Income from Operations	72.3		31.9

2021 10-K Annual Report	Stericycle, Inc. • 42

Table of Contents	PART II
nm - percentage change not meaningful
(1) See Part II, Item 8. Financial Statements and Supplementary Data; Note 17 - Segment Reporting

Adjusted Income from Operations for North America decreased $18.4 million, or 3.0%, for the year ended December 31, 2021 to $587.6 million from $606.0 million in the prior year. Adjusted Income from Operations declined primarily due to typical start-up challenges associated with the ERP deployment, higher supply chain, labor and other inflationary costs, the impact of divestitures and increased selling expenses, partially offset due to increased revenues related to the recovery from COVID-19 impacts, higher recycled paper revenues reflecting higher SOP pricing and lower bad debt expense.
Adjusted Income from Operations for International increased $7.1 million, or 15.3%, for the year ended December 31, 2021 to $53.6 million from $46.5 million for the prior year. The increase was primarily driven by higher revenues related to higher waste volumes and the recovery from COVID-19 impacts and favorable foreign exchange rates, partially offset by the impact of divestitures. Our International Adjusted Income from Operations as a percentage of revenues is lower than North America Adjusted Income from Operations as a percentage of revenues because our International RWCS operations have fewer small account customers, which tend to generate higher Adjusted Income from Operations as a percentage of revenues.
Adjusted Loss from Operations for Other Costs increased for the year ended December 31, 2021 compared to the prior year as certain costs became incremental information technology ongoing costs for running the new ERP system, including maintenance, licensing, and depreciation expenses. These were partially offset by lower annual incentive compensation related costs, and lower costs associated with divested businesses.

Interest Expense, Net

In millions
	Year Ended December 31,				Change 2021 versus 2020
	2021		2020
	$	% of Revenues	$	% of Revenues	$	%
Interest expense, net	71.9	2.7%	81.9	3.1%	(10.0)	(12.2%)
The change for the year ended December 31, 2021 as compared to the prior year was a result of lower weighted average debt balances. For further information see Part II, Item 8. Financial Statements and Supplementary Data; Note 9 – Debt in the Consolidated Financial Statements.

Other Income (Expense), Net

In millions
	Year Ended December 31,				Change 2021 versus 2020
	2021		2020
	$	% of Revenues	$	% of Revenues	$	%
Other income (expense), net	0.3	0.0%	(6.0)	(0.2%)	6.3	(105.0%)
Other income (expense), net is primarily comprised of foreign exchange gains and losses including the re-measurement of net monetary assets held in Argentina, prior to divestiture in August 2020, as a result of its designation as a highly inflationary economy.
Income Tax (Expense) Benefit

In millions
	Year Ended December 31,				Change 2021 versus 2020
	2021		2020
	$	Effective Rate	$	Effective Rate	$	%
Income tax (expense) benefit	(27.5)	3,829.0%	0.1	0.2%	(27.6)	nm
nm - percentage change not meaningful
For further information, see Part II, Item 8. Financial Statements and Supplementary Data; Note 10 – Income Taxes in the Consolidated Financial Statements.

2021 10-K Annual Report	Stericycle, Inc. • 43

Table of Contents	PART II
Liquidity and Capital Resources
The Company believes that it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its shareholders. Operating cash flows and the Company’s $1.2 billion Credit Facility are the Company’s primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s long-term debt obligations, capital expenditures necessary to support growth and productivity improvements. To the extent the Company needs to add additional funding options to meet additional liquidity requirements or diversify its funding portfolio, the Company could seek additional financing from alternative sources, including approaching the capital markets.
For further details concerning these matters see Part II, Item 8. Financial Statements and Supplementary Data; Note 9 – Debt in the Consolidated Financial Statements.
Working Capital
At December 31, 2021, our working capital decreased $11.6 million to a negative working capital of $156.2 million compared to a negative working capital of $144.6 million at December 31, 2020. This change is primarily driven by an increase in accounts payable and accrued liabilities (including contingent liabilities related to an estimated aggregate FCPA settlement accrual).
Current assets increased $23.0 million in 2021 to $575.5 million from $552.5 million in 2020 primarily driven by an increase in accounts receivable, partially offset by a decrease in prepaid expenses.
Current liabilities increased $34.6 million in 2021 to $731.7 million from $697.1 million in 2020, primarily driven by an increase in accounts payable and accrued liabilities (including contingent liabilities related to an estimated aggregate FCPA settlement accrual), partially offset by a decrease in the current portion of long-term debt.
Cash Flow Summary:
The following table shows cash flow information for the Company by activity:

In millions
	Year Ended December 31,
	2021	2020
Net cash from operating activities	$303.1	$530.2
Net cash from investing activities	(90.1)	381.4
Net cash from financing activities	(207.9)	(892.5)
Effect of exchange rate changes on cash and cash equivalents	(2.8)	(0.5)
Net change in cash and cash equivalents	$2.3	$18.6
Operating Cash Flows: Net cash from operating activities decreased $227.1 million for the year ended December 31, 2021 to $303.1 million from $530.2 million for the prior year. The year-over-year decline of $227.1 million was primarily driven by favorable cash flow from items which was primarily driven by 2020 and 2021 non-recurring differences $216.6 million and net working capital changes of $32.5 million, mainly driven by the timing of North America SID customer collections. These decreases were partially offset by tax refunds of $22.0 million. The non-recurring differences include (i) CARES Act net operating loss carryback refunds of $110.0 million in 2020, (ii) government-related payment deferrals in 2020 associated with pandemic-related relief and subsequent 2021 payments in aggregate of $48.8 million (iii) an annual incentive compensation payout of $38.6 million in 2021 versus a nominal payout in 2020, and (iv) advances received for services agreement related to the divestiture of Domestic Environmental Solutions of $19.2 million.
DSO as of December 31, 2021, as reported was 58 days, compared to DSO of 52 days as of December 31, 2020. When excluding divested revenues as of December 31, 2021 from the trailing twelve-months DSO calculations, DSO was 59 days for the year ended December 31, 2021 compared to 56 days for the prior year. This difference is primarily due to a delay in the North America SID customer invoicing schedule and subsequent collections due to the ERP deployment as well as increased revenue compared to prior year.
Investing Cash Flows: Net cash from investing activities decreased $471.5 million for the year ended December 31, 2021 to net cash used of $90.1 million from net cash provided of $381.4 million in the prior year. In the second quarter of 2020, we received $427.7 million from the divestiture of the Domestic Environmental Solutions business. Our cash paid for capital expenditures decreased by $2.6 million to $116.9 million from $119.5 million primarily driven by $31.4 million less in ERP capital expenditures in 2021, compared to the same period in 2020. For year ended December 31, 2021, cash paid for an acquisition was $10.5 million.

2021 10-K Annual Report	Stericycle, Inc. • 44

Table of Contents	PART II
Financing Cash Flows: Net cash used for financing activities decreased $684.6 million in the year ended December 31, 2021 to $207.9 million from $892.5 million in the prior year. Our net repayments were $197.7 million in the year ended December 31, 2021 compared to net repayments of $877.4 million in the prior year. The decrease is due primarily to lower divestiture proceeds compared to the prior year.
Contractual Obligations
The Company’s contractual obligations and cash commitments at December 31, 2021 consisted of long term debt, finance and operating lease liabilities, and estimated purchase obligations.
Long term debt: For details regarding long term obligations, see Part II, Item 8. Financial Statements and Supplementary Data; Note 9 – Debt in the Consolidated Financial Statements.
Lease liabilities: For details regarding short and long term finance and operating lease liabilities, see Part II, Item 8. Financial Statements and Supplementary Data; Note 6 – Leases in the Consolidated Financial Statements.
Estimated purchase obligations: The Company’s estimated purchase obligations consist of agreements to purchase goods and services that are entered into in the ordinary course of business. As of December 31, 2021, the Company's short and long term estimated purchase obligations were $58.7 million and $37.8 million, respectively.
The Company establishes asset retirement obligations for the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease. Most of these obligations are not expected to be paid until many years in the future and are expected to be funded from general company resources at the time of removal. For further details concerning asset retirement obligations, see Part II, Item 8. Financial Statements and Supplementary Data; Note 12 – Commitments and Contingencies in the Consolidated Financial Statements.
Based on the uncertain nature of our liability for unrecognized tax benefits, we are unable to make an estimate of the period of potential settlement, if any, with the applicable taxing authorities.
As of December 31, 2021, the Company had $71.4 million of stand-by letters of credit outstanding against our credit facility, $32.5 million of surety bonds and $24.1 million of bank guarantees. The bank guarantees are issued mostly by our international subsidiaries for various purposes, including leases, seller notes, contracts and permits. The surety bonds are used for performance guarantees. Neither the bank guarantees nor the surety bonds affect our ability to use our various lines of credit.
We anticipate that our operating cash flows, together with additional borrowings available under our Credit Facility, will be sufficient to meet our anticipated future operating expenses, key business priorities, other capital expenditures and debt service obligations as they become due during the next 12 months and the foreseeable future.
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
The Company provides RWCS, which provide collection and processing of regulated and specialized waste, including medical, pharmaceutical and hazardous waste, for disposal and compliance programs; SID Services, which provide for the collection of personal and confidential information for secure destruction and recycling of shredded paper; and communication solutions such as appointment reminders, secure messaging, event

2021 10-K Annual Report	Stericycle, Inc. • 45

Table of Contents	PART II
registration and other communications for hospitals and IDN’s. The associated activities for each of these are a series of distinct services that are substantially the same and have the same pattern of transfer over time; therefore, the respective services are treated as a single performance obligation.
We recognize revenue by applying the right to invoice practical expedient as our right to consideration corresponds directly to the value provided to the customer for performance to date. Revenues for our Regulated Waste and Secure Information Destruction Services are recognized upon waste collection. Our compliance services are recognized over the contractual service period. Revenues from communication solutions are recorded as the services are performed.
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
Accounts receivable written off in subsequent periods can differ from the allowance for doubtful accounts provided, but historically our provision has been adequate.  Allowance for doubtful accounts was $43.3 million and $56.2 million as of December 31, 2021 and 2020, respectively.
Impairment of Long-Lived Assets
Property, Plant and Equipment, Right of Use Assets and Intangible Assets (definite-lives), Net: Long-lived assets are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of assets with definite-lives is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or appropriate grouping of assets, to its carrying value.  If impairment is identified, a loss is recognized equal to the excess of the asset's net book value over its fair value and the cost basis is adjusted.
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
Intangible Assets (indefinite-lived): Indefinite-lived intangibles consist primarily of permits and tradenames. Indefinite-lived intangibles are assessed for impairment annually, as of October 1, or more frequently if an event occurs or circumstances change and are not subject to amortization but are assessed for impairment in the same manner as goodwill.  Indefinite lived intangibles may be assessed using either a qualitative or quantitative approach.  The qualitative approach first determines if it is more-likely-than-not that the fair value of the asset is less than the carrying value.  If no such determination is made, then the impairment test is complete.  If, however, it is determined that there is a likely impairment, a quantitative assessment is performed.  In the fourth quarter of 2021, we performed our annual impairment test on indefinite-lived intangibles, other than goodwill, using the qualitative approach for certain assets and the quantitative approach for the remaining assets.  The calculated fair value of our indefinite-lived intangibles is based upon, among other things, certain assumptions about expected future operating performance, internal and external processing costs and an appropriate discount rate determined by management.
Future changes in our assumptions or the interrelationship of the assumptions described above may negatively impact future valuations that would require non-cash charges and may have a material effect on our financial condition and operating results.

2021 10-K Annual Report	Stericycle, Inc. • 46

Table of Contents	PART II
Goodwill: Goodwill is assessed for impairment annually as of October 1 of each year, or more frequently if an event occurs or circumstances change that could reduce the value of a reporting unit below its carrying value.
We used a quantitative approach to assess goodwill for impairment.  The fair value of each reporting unit is calculated using the income approach (including DCF) and validated using a market approach with the involvement of a third-party valuation specialist.  Our reporting units are: Domestic RWCS, Domestic SID, Europe, Asia Pacific, Domestic CRS, Canada and Latin America (note the last three reporting units have accumulated goodwill impairment balances equal to the goodwill gross balance, or net zero goodwill carrying value). The income approach uses expected future cash flows of each reporting unit and discounts those cash flows to present value.  Expected future cash flows are calculated using management assumptions of growth rates, including long-term growth rates, capital expenditures and cost efficiencies. Future acquisitions or divestitures are not included in the expected future cash flows. We use a discount rate based on a calculated weighted average cost of capital which is adjusted for each of our reporting units based on size, country and company specific risk premiums.  The market approach compares the valuation multiples of similar companies to that of the associated reporting unit.  In addition, we analyze differences between the sum of the fair value of the reporting units and our total market capitalization for reasonableness, taking into account certain factors including control premiums.
The fair value is then compared to its carrying value including goodwill.  If the fair value is in excess of its carrying value, the related goodwill is not impaired.  If the fair value is less than its carrying value, we recognize an impairment charge in the amount that the carrying value exceeds the fair value but not to exceed the carrying value of any goodwill.
We performed our annual goodwill assessment as of October 1, 2021. As a result of this assessment, no goodwill impairment charges were recognized in 2021. For additional information, see Part II, Item 8. Financial Statements and Supplementary Data; Note 7 – Goodwill and Other Intangible Assets in the Consolidated Financial Statements.
A measure of sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit's fair value exceeds its respective carrying value. As of the October 1, 2021 assessment, the estimated fair value of each reporting unit exceeded its carrying value by at least 50.0%. We performed sensitivity analysis on our estimated fair values, noting that a 50 basis point increase in the discount rate or a 50 basis point reduction in the long-term growth rate would not result in impairments for any of our reporting units.
Intangible Assets Lives
We have determined that certain of our operating permits and certain tradenames have indefinite lives due to our ability to renew them with minimal additional cost and therefore they are not amortized.
Our finite-lived intangible assets are amortized over their useful lives using the straight-line method.  Our customer relationships have useful lives from 10 to 25 years based upon the type of customer.  We have non-compete covenant intangibles with useful lives of 5 years.  We also have tradename intangibles with useful lives from 20 to 40 years.
We evaluate the useful life of our intangible assets annually to determine whether events and circumstances warrant a revision to their remaining useful life and changes are reflected prospectively as the intangible asset is amortized over the revised remaining useful life. In the fourth quarter of 2021, we performed the annual assessment of the useful life of our finite-lived intangibles. The Company updated the useful life of its customer relationship intangibles as a result of analyzing recent quantitative and qualitative observations in the market and factors impacting our business. The change in estimate will be accounted for prospectively. The weighted average remaining life decreased from approximately 8.2 years to 6.8 years to reflect the new estimated useful lives. We estimate that there will be an approximate increase of 5-10% in annual intangible amortization expense.

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

2021 10-K Annual Report	Stericycle, Inc. • 47

Table of Contents	PART II
currency translation adjustment, exceeds the fair value less estimated selling costs, a held-for-sale impairment charge is recorded to reduce the carrying value.
The estimate for fair value is reviewed at the end of every reporting period that the disposal group is classified as held-for-sale and the carrying value is adjusted whenever the estimated fair value less costs to sell is less than the carrying value.
Contingencies and Litigation
We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. We determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable, and whether it can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess the potential liabilities. Management’s assessment is developed based on an analysis of possible outcomes under various strategies. We record and disclose loss contingencies pursuant to the applicable accounting guidance for such matters. For additional information, see Part II, Item 8. Financial Statements and Supplementary Data; Note 19 – Legal Proceedings in the Consolidated Financial Statements).
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
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.  At December 31, 2021, our estimated gross unrecognized tax benefits were $19.7 million, of which $18.0 million, if recognized, would favorably impact our future earnings.  Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates.
The Tax Act established GILTI provisions that impose a tax on foreign income in excess of a deemed return on intangible assets of foreign corporations. We recognize the taxes on GILTI as a period expense rather than recognizing deferred taxes for basis differences that are expected to affect the amount of GILTI inclusion upon reversal.
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

2021 10-K Annual Report	Stericycle, Inc. • 48

Table of Contents	PART II
exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on a calculation performed by a third-party actuarial specialist. We use a third party to track and evaluate actual claims experience and supply the data used in the semi-annual actuarial valuation. The actuarial-determined liability is calculated using the Company’s historical claims experience.  The accruals for these liabilities could be revised if future occurrences or loss developments significantly differ from the assumptions used. Estimated recoveries associated with insured claims are recognized as assets when the receipt of such amounts is probable. At December 31, 2021 and 2020 we accrued $84.1 million and $78.1 million, respectively.
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
We use the Monte Carlo simulation model to determine the fair value of PSU’s once the related performance criteria have been established. The fair value model includes various assumptions, including the expected volatility and expected life of the awards. Given the considerable judgment involved in these assumptions and complex modeling, we typically obtain assistance from third-party valuation specialists. If an equity award is modified after the grant date, we assess the impact of the modification and where necessary record compensation cost calculated as any incremental fair value of the modified award over the fair value of the original award immediately before the modification.
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
We are subject to market risks arising from changes in interest rates which relate primarily to our financing activities. We performed a sensitivity analysis to determine how market rate changes might affect the fair value of our market risk-sensitive debt instruments (variable rate debt) which in aggregate as of December 31, 2021 are 27.5% of total aggregate debt (including fixed- and variable-rate debt instruments). Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $4.5 million on a pre-tax basis.
We have exposure to foreign currency fluctuations.  We have subsidiaries in 16 foreign countries whose revenues and expenses are denominated in local currency and who use local currency denominated lines of credit for their funding needs.  We translate results of operations of our international operations using an average exchange rate.  We have quantified and described the impact of foreign currency translation on our revenues.  We estimate, that based upon the amounts reported by individual countries during the year ended December 31, 2021 and prevailing exchange rates at that date, a 1% devaluation of all the functional currencies of each of our foreign businesses would result in an immaterial change to Net loss attributable to Stericycle, Inc. reported in our Consolidated Statements of Loss.
We have cumulative currency translation adjustment losses as of December 31, 2021 of approximately $218.8 million which are subject to continued fluctuations due to changes in foreign currency rates. In addition, to the extent that we sell substantially all of the operations within one country, similar to the transactions undertaken in Japan in 2021, Argentina in 2020 and Mexico and Chile in 2019, we would be required to recognize, in the Consolidated Statements of Loss, the accumulated currency translation losses or gains associated with that country.
The U.K.’s Financial Conduct Authority, which regulates LIBOR, announced in 2017 that it intends to phase out LIBOR by the end of 2021. The Company’s contracts with respect to its borrowings already contain comparable alternative reference rates that would automatically take effect upon the phasing out of LIBOR.
Item 8. Financial Statements and Supplementary Data

2021 10-K Annual Report	Stericycle, Inc. • 49

Table of Contents	PART II
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Stericycle, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stericycle, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of loss, comprehensive loss (income), changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.
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
We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.
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

2021 10-K Annual Report	Stericycle, Inc. • 50

Table of Contents	PART II

Valuation of Goodwill

Description of the Matter
At December 31, 2021, the Company’s goodwill was $2,815.7 million. As disclosed in Note 7 to the consolidated financial statements, goodwill is tested for impairment at the reporting unit level annually as of October 1, or more frequently, if a triggering event occurs. The Company determined no reporting unit’s carrying value was in excess of its respective fair value.
Auditing management’s goodwill impairment assessment was complex and highly judgmental due to the significant estimation required in determining the fair value of certain of the Company’s reporting units. In particular, the fair value estimates were sensitive to significant assumptions, such as discount rates, projections of revenue, and cost of revenue and operating expense growth rates, which are affected by expectations about future market or economic conditions, particularly those in markets with challenging economic conditions.

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
To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We involved our valuation specialists to review the Company’s model, methods, and the more sensitive assumptions utilized such as the discount rate. We compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model, customer base and other relevant factors. In addition, we assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1991.
Chicago, Illinois
February 24, 2022

2021 10-K Annual Report	Stericycle, Inc. • 51

Table of Contents	PART II
STERICYCLE, INC.
CONSOLIDATED STATEMENTS OF LOSS

In millions, except per share data
	Year Ended December 31,
	2021	2020	2019
Revenues	$2,646.9	$2,675.5	$3,308.9
Cost of revenues	1,629.7	1,622.4	2,134.4
Gross profit	1,017.2	1,053.1	1,174.5
Selling, general and administrative expenses	946.6	897.6	1,055.1
Goodwill impairment	—	—	228.3
Divestiture (gains) losses, net	(1.7)	123.6	103.0
Income (loss) from operations	72.3	31.9	(211.9)
Interest expense, net	(71.9)	(81.9)	(118.3)
Loss on early extinguishment of debt	—	—	(23.1)
Other income (expense), net	0.3	(6.0)	(9.5)
Income (loss) before income taxes	0.7	(56.0)	(362.8)
Income tax (expense) benefit	(27.5)	0.1	16.8
Net loss	(26.8)	(55.9)	(346.0)
Net income attributable to noncontrolling interests	(1.0)	(1.4)	(0.8)
Net loss attributable to Stericycle, Inc. common shareholders	$(27.8)	$(57.3)	$(346.8)
Loss per common share attributable to Stericycle, Inc. common shareholders:
Basic	$(0.30)	$(0.63)	$(3.81)
Diluted	$(0.30)	$(0.63)	$(3.81)
Weighted average number of common shares Outstanding:
Basic	91.8	91.5	91.0
Diluted	91.8	91.5	91.0
See accompanying Notes to Consolidated Financial Statements.

2021 10-K Annual Report	Stericycle, Inc. • 52

Table of Contents	PART II
STERICYCLE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE
(LOSS) INCOME

In millions
	Year Ended December 31,
	2021	2020	2019
Net loss	$(26.8)	$(55.9)	$(346.0)

Other comprehensive (loss) income:
Currency translation adjustments	(35.5)	44.0	8.8
Cumulative currency translation loss realized through disposition of Japan operations	3.8	—	—
Cumulative currency translation loss realized through disposition of Argentina operations	—	87.2	—
Cumulative currency translation loss realized through disposition of Mexico operations	—	—	18.9
Cumulative currency translation loss realized through disposition of Chile operations	—	—	16.8
Amortization of cash flow hedge into income, net of tax expense ($0.2 for the year ended December 31, 2019)	—	—	0.4
Change in fair value of cash flow hedge, net of tax expense ($0.1 for the year ended December 31, 2019)	—	—	0.3
Accelerated amortization of interest rate lock premiums, net of tax expense ($1.1 for the year ended December 31, 2019)	—	—	2.3
Total other comprehensive (loss) income	(31.7)	131.2	47.5

Comprehensive (loss) income	(58.5)	75.3	(298.5)
Less: comprehensive income attributable to noncontrolling interests	0.7	1.9	1.1
Comprehensive (loss) income attributable to Stericycle, Inc. common shareholders	$(59.2)	$73.4	$(299.6)
See accompanying Notes to Consolidated Financial Statements.

2021 10-K Annual Report	Stericycle, Inc. • 53

STERICYCLE, INC.
CONSOLIDATED BALANCE SHEETS

In millions, except per share data
	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$55.6	$53.3
Accounts receivable, less allowance for doubtful accounts of $43.3 in 2021 and $56.2 in 2020	420.4	380.7
Prepaid expenses	45.6	63.0
Other current assets	53.9	55.5
Total Current Assets	575.5	552.5
Property, plant and equipment, less accumulated depreciation of $658.5 in 2021 and $629.7 in 2020	711.0	701.3
Operating lease right-of-use assets	344.8	365.0
Goodwill	2,815.7	2,819.3
Intangible assets, less accumulated amortization of $736.6 in 2021 and $641.6 in 2020	964.5	1,087.4
Other assets	61.6	56.4
Total Assets	$5,473.1	$5,581.9
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$19.9	$91.0
Bank overdraft	1.6	—
Accounts payable	218.9	181.2
Accrued liabilities	359.6	289.4
Operating lease liabilities	85.5	86.2
Other current liabilities	46.2	49.3
Total Current Liabilities	731.7	697.1
Long-term debt, net	1,589.8	1,689.1
Long-term operating lease liabilities	279.8	299.0
Deferred income taxes	411.0	380.4
Long-term tax payable	19.1	22.7
Other liabilities	38.9	59.2
Total Liabilities	3,070.3	3,147.5

Commitments and contingencies

Equity:
Preferred stock (par value $0.01 per share, 1.0 shares authorized), mandatory convertible preferred stock, Series A, none issued and outstanding in 2021 and 2020	—	—
Common stock (par value $0.01 per share, 120.0 shares authorized, 91.9 and 91.6 issued and outstanding in 2021 and 2020, respectively)	0.9	0.9
Additional paid-in capital	1,261.8	1,234.0
Retained earnings	1,354.8	1,382.6
Accumulated other comprehensive loss	(218.8)	(187.4)
Total Stericycle, Inc.’s Equity	2,398.7	2,430.1
Noncontrolling interests	4.1	4.3
Total Equity	2,402.8	2,434.4
Total Liabilities and Equity	$5,473.1	$5,581.9
See accompanying Notes to Consolidated Financial Statements.

2021 10-K Annual Report	Stericycle, Inc. • 54

Table of Contents	PART II
STERICYCLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions
	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES:
Net loss	$(26.8)	$(55.9)	$(346.0)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	106.0	108.6	127.6
Intangible amortization	117.9	124.9	145.2
Loss on early extinguishment of debt and related charges	—	—	26.5
Stock-based compensation expense	27.1	25.5	17.1
Deferred income taxes	29.7	32.6	(33.9)
Goodwill impairment	—	—	228.3
Divestiture (gains) losses, net	(1.7)	123.6	103.0
Asset impairments, gain/loss on disposal of property plant and equipment and other charges	6.7	18.3	28.1
Other, net	5.1	5.1	2.5
Changes in operating assets and liabilities, net of the effects of acquisition and divestitures:
Accounts receivable	(57.2)	27.4	24.5
Prepaid expenses	17.0	68.9	(18.4)
Accounts payable	29.7	(5.5)	(4.6)
Accrued liabilities	85.2	8.2	(33.4)
Other assets and liabilities	(35.6)	48.5	(18.5)
Net cash from operating activities	303.1	530.2	248.0
INVESTING ACTIVITIES:
Capital expenditures	(116.9)	(119.5)	(194.2)
Payment for acquisition	(10.5)	—	(0.2)
Proceeds from divestitures of businesses	35.0	498.9	86.6
Other, net	2.3	2.0	3.8
Net cash from investing activities	(90.1)	381.4	(104.0)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(20.4)	(31.1)	(50.4)
Proceeds from foreign bank debt	—	1.8	12.1
Repayment of foreign bank debt	(29.6)	(10.7)	(47.8)
Proceeds from term loan	—	—	365.0
Repayment of term loan	(222.5)	(749.7)	(95.3)
Repayment of private placement of long-term note	—	—	(1,075.0)
Proceeds from senior debt	—	500.0	600.0
Proceeds from senior credit facility	1,495.0	1,210.6	1,752.2
Repayment of senior credit facility	(1,420.2)	(1,798.3)	(1,575.6)
Proceeds from (repayment of) bank overdrafts, net	1.9	(1.7)	(12.5)
Payments of finance lease obligations	(3.9)	(4.3)	(4.3)
Payments of debt issuance costs	(3.9)	(7.3)	(8.8)
Proceeds from issuance of common stock, net of (payments of) taxes from withheld shares	(3.4)	(0.4)	19.9
Payments on early debt extinguishment	—	—	(20.4)
Payments to noncontrolling interests	(0.9)	(1.4)	(0.7)
Net cash from financing activities	(207.9)	(892.5)	(141.6)
Effect of exchange rate changes on cash and cash equivalents	(2.8)	(0.5)	(2.0)
Net change in cash and cash equivalents	2.3	18.6	0.4
Cash and cash equivalents at beginning of year	53.3	34.7	34.3
Cash and cash equivalents at end of year	$55.6	$53.3	$34.7

SUPPLEMENTAL CASH FLOW INFORMATION:
Net issuances of obligations for acquisition	$32.9	$—	$0.3
Capital expenditures in accounts payable	$22.2	$11.7	$33.8
Interest paid during the year, net of capitalized interest	$57.0	$75.5	$101.5
Income taxes (refunded) paid during the year, net	$(7.8)	$(83.7)	$6.9
See accompanying Notes to Consolidated Financial Statements.

2021 10-K Annual Report	Stericycle, Inc. • 55

Table of Contents	PART II
STERICYCLE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of January 1, 2019	90.7	$0.9	$1,162.6	$1,789.2	$(365.3)	$9.7	$2,597.1
Net loss	—	—	—	(346.8)	—	0.8	(346.0)
Currency translation adjustment	—	—	—	—	8.5	0.3	8.8
Change in qualifying cash flow hedge, net of tax	—	—	—	—	0.7	—	0.7
Accelerated amortization of interest rate lock premiums, net of tax	—	—	—	—	2.3	—	2.3
Issuance of common stock for exercise of options, PSU and RSU vesting and employee stock purchases, net	0.5	—	19.7	—	—	—	19.7
Cumulative currency translation loss realized through disposition of Mexico operations	—	—	—	—	18.9	—	18.9
Cumulative currency translation loss realized through disposition of Chile operations	—	—	—	—	16.8	—	16.8
Stock compensation expense	—	—	17.1	—	—	—	17.1
Changes to noncontrolling interest	—	—	6.3	—	—	(7.0)	(0.7)
Balance as of December 31, 2019	91.2	0.9	1,205.7	1,442.4	(318.1)	3.8	2,334.7
Net loss	—	—	—	(57.3)	—	1.4	(55.9)
Currency translation adjustment	—	—	—	—	43.5	0.5	44.0
Issuance of common stock for exercise of options, PSU and RSU vesting and employee stock purchases, net	0.4	—	2.8	—	—	—	2.8
Cumulative currency translation loss realized through disposition of Argentina operations	—	—	—	—	87.2	—	87.2
Stock compensation expense	—	—	25.5	—	—	—	25.5
Change in accounting principle	—	—	—	(2.5)	—	—	(2.5)
Changes to noncontrolling interest	—	—	—	—	—	(1.4)	(1.4)
Balance as of December 31, 2020	91.6	0.9	1,234.0	1,382.6	(187.4)	4.3	2,434.4
Net loss	—	—	—	(27.8)	—	1.0	(26.8)
Currency translation adjustment	—	—	—	—	(35.2)	(0.3)	(35.5)
Issuance of common stock for exercise of options, PSU and RSU vesting and employee stock purchases, net	0.3	—	0.7	—	—	—	0.7
Cumulative currency translation loss realized through disposition of Japan operations	—	—	—	—	3.8	—	3.8
Stock compensation expense	—	—	27.1	—	—	—	27.1
Changes to noncontrolling interest	—	—	—	—	—	(0.9)	(0.9)
Balance as of December 31, 2021	91.9	$0.9	$1,261.8	$1,354.8	$(218.8)	$4.1	$2,402.8
See accompanying Notes to Consolidated Financial Statements.

2021 10-K Annual Report	Stericycle, Inc. • 56

Table of Contents	PART II
STERICYCLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data and unless otherwise indicated)
Unless the context requires otherwise, “Company”, “Stericycle”, "we", "us", or "our" refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.
NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
Incorporated in 1989, Stericycle protects people and brands, promotes health and well-being, safeguards the environment and communities, and reduces risk through highly specialized Regulated Waste and Compliance Services and Secure Information Destruction Services. The Company serves customers in the U.S. and 16 other countries with a concentration on the growing healthcare industry.
The Company’s segments (see Note 17 – Segment Reporting) core focus is on Regulated Waste and Compliance Services and Secure Information Destruction Services, and it is the leading provider of these services in terms of both revenue and operational infrastructure.
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
Use of Estimates:  The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Some areas where the Company makes estimates include allowance for doubtful accounts, credit memo reserve, contingent liabilities, asset retirement obligations, stock compensation expense, income tax assets and liabilities, accrued employee health and welfare benefits, accrued auto, and workers’ compensation self-insured claims, leases, acquisition related long-lived assets, goodwill and held for sale impairment valuations. Such estimates are based on historical trends and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates.
Revenue from Contracts with Customers: Revenue is recognized when a customer obtains control of promised goods or services.  The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services.  Revenue is recognized net of revenue-based taxes assessed by governmental authorities.
The Company provides RWCS, which provide collection and processing of regulated and specialized waste, including medical, pharmaceutical and hazardous waste, for disposal and compliance programs, and communication solutions such as appointment reminders, secure messaging, event registration and other communications for hospitals and IDN; and SID Services, which provide for the collection of personal and confidential information for secure destruction and recycling of shredded paper.
The associated activities for each of these are a series of distinct services that are substantially the same and have the same pattern of transfer over time; therefore, the respective services are treated as a single performance obligation.
The Company recognizes revenue by applying the right to invoice practical expedient as the Company’s right to consideration corresponds directly to the value provided to the customer for performance to date. Revenues for the Company’s Regulated Waste and Secure Information Destruction Services are recognized upon waste collection. The Company’s compliance services revenues are recognized over the contractual service period. Revenues from communication solutions are recognized as the services are performed.
Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable is recorded when billed or when goods or services are provided.  The carrying value of the Company’s receivables is presented net of an

2021 10-K Annual Report	Stericycle, Inc. • 57

Table of Contents	PART II
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
No single customer accounted for more than 2.9% of the Company’s accounts receivable or approximately 1.5% of total revenues. During the year ended December 31, 2021, 2020, and 2019 bad debt expense was $9.0 million, $21.7 million, and $25.7 million, respectively.
The changes in allowance for doubtful accounts were reported as follows:

In millions	Year Ended December 31,
	2021	2020	2019
Balances at beginning of period	$56.2	$67.9	$71.9
Bad debt expense, net of recoveries	9.0	21.7	25.7
Write-offs	(20.2)	(24.2)	(23.9)
Other changes (1)	(1.7)	(9.2)	(5.8)
Balances at end of period	$43.3	$56.2	$67.9
(1) Amounts consist primarily of currency translation adjustments, and $0.7 million and $9.3 million relating to divestitures undertaken during 2021 and 2020, respectively. Additionally, 2020 amount includes impact of adoption of a new accounting standard.
Contract Liability:  The Company records a contract liability when cash payments are received in advance of the Company’s services being performed and is classified as current in Other current liabilities on the Consolidated Balance Sheets since the amounts are earned within a year.
Contract Acquisition Costs: Incremental direct costs of obtaining a contract, which primarily represent sales incentives, are deferred and amortized to SG&A over the estimated period of benefit to be derived from the cost taking into consideration our standard contract terms and conditions and other factors.
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
Property, Plant and Equipment:  Property, plant and equipment is stated at cost. Expenditures for software purchases and software developed for internal use are capitalized and included in Software. For software developed for internal use, external direct costs for materials and services and certain internal payroll and related fringe benefit costs are capitalized.
Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Building and improvements	2 to 40 years
Machinery and equipment	2 to 30 years
Containers	2 to 20 years
Vehicles	2 to 10 years
Office equipment and furniture	2 to 20 years
Software and Enterprise Resource Planning system	2 to 10 years
Capitalized Interest:  The Company capitalizes interest incurred associated with projects under construction for the duration of the asset construction period. During the years ended December 31, 2021, 2020, and 2019 the Company capitalized interest of $0.8 million, $1.8 million, and $5.4 million, respectively.

Goodwill and Other Identifiable Intangible Assets:  Goodwill represents the excess of the purchase price over the fair value assigned the net tangible and identifiable tangible assets of businesses acquired. Intangible assets

2021 10-K Annual Report	Stericycle, Inc. • 58

Table of Contents	PART II
with definite lives are amortized on a straight-line basis over their estimated useful lives. Certain indefinite-lived permits may become subject to amortization to the extent events and circumstances warrant.
Impairment of Long - Lived Assets:
Property and Equipment and Intangible Assets (definite-lives), Net:  Long-lived assets, such as property, plant and equipment and amortizing intangible assets are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  Impairment of assets with definite-lives is generally determined by comparing projected undiscounted cash flows expected to be generated by the asset, or asset groups, to its carrying value.  If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted basis, an impairment is recognized to the extent fair value exceeds carrying value. Determining the extent of impairment, if any, typically requires various estimates and assumptions including cash flows directly attributable to the asset, the useful life of the asset and residual value, if any.  When necessary, the Company uses internal cash flow estimates, quoted market prices and appraisals, as appropriate, to determine fair value.  Actual results could vary from these estimates. In addition, the remaining useful life of the impaired asset is revised, if necessary.
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
The Company uses a quantitative approach to assess goodwill for impairment.  The fair value of each reporting unit is calculated using the income approach (including DCF) and validated using a market approach with the involvement of a third-party valuation specialist.  The Company's reporting units are:  Domestic RWCS, Domestic SID, Domestic CRS, Canada, Europe, Asia Pacific and Latin America.  The income approach uses expected future cash flows of each reporting unit and discounts those cash flows to present value.  Expected future cash flows are estimated using management assumptions of growth rates, including long-term growth rates, capital expenditures and cost efficiencies.  Future acquisitions or divestitures are not included in the expected future cash flows.  The Company uses a discount rate based on a calculated weighted average cost of capital which is adjusted for each of its reporting units based on size, country and company specific risk premiums.  The market approach compares the valuation multiples of similar companies to that of the associated reporting unit.  The Company then reconciles the calculated fair values to its market capitalization.  The fair value is then compared to its carrying value including goodwill.  If the fair value is in excess of its carrying value, the related goodwill is not impaired.  If the fair value is less than carrying value, an impairment charge is recognized, equivalent to the amount that the carrying value exceeds the fair value.
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

2021 10-K Annual Report	Stericycle, Inc. • 59

Table of Contents	PART II
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
Acquisitions: The assets acquired and liabilities assumed are recorded on the date of acquisition at their respective estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill. We typically use an income method to estimate the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and related customer attrition and profitability) and the discount rate applied to the cash flows. The majority of current assets acquired, and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. Assigning intangible assets useful lives is based on the period of substantial expected benefit derived from the asset.
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
Stock-Based Compensation: The Company recognizes stock-based compensation expense based on the estimated grant-date fair value. Expense is generally recognized on a straight-line basis over the period during which awards are expected to vest. The Company presents stock-based compensation expense within the Consolidated Statements of Loss based on the classification of the respective employees' cash compensation. The Company records forfeitures as they occur.
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

2021 10-K Annual Report	Stericycle, Inc. • 60

Table of Contents	PART II
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
Foreign Currency:  Assets and liabilities of foreign affiliates that use the local currency as their functional currency are translated at the exchange rate on the last day of the accounting period and income statement accounts are translated at the average rates during the period.  Related translation adjustments are reported as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets.  Foreign currency gains and losses resulting from transactions that are denominated in currencies other than the entity’s functional currency, including foreign currency gains and losses on intercompany balances that are not of a long-term investment nature, are included within Other (income) expense, net on the Consolidated Statements of Loss.
Highly Inflationary Economy:  Effective July 1, 2018, as a result of three-year cumulative inflation exceeding 100%, Argentina was classified as a highly inflationary economy.  The Company's Argentina operations were divested in August 2020. Accordingly, the Company recognized, in Other income (expense), net, a foreign exchange loss of $1.2 million and $3.3 million during the years ended December 31, 2020 and 2019, respectively, arising from the re-measurement of its Argentinian peso denominated net monetary assets.
Nonmonetary assets, liabilities, and related expenses are measured using historical exchange rates and do not fluctuate with changes in the local exchange rate.
Adoption of New Accounting Standards
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 attempts to simplify aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 was effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. The Company adopted ASU 2019-12 on January 1, 2021 and there was no material impact on the Company’s Consolidated Financial Statements.
Financial Instrument Credit Losses

2021 10-K Annual Report	Stericycle, Inc. • 61

Table of Contents	PART II
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
Accounting Standards Issued But Not Yet Adopted
To date, there have been no recent accounting pronouncements not yet effective that have a material, or potential material, impact to our Consolidated Financial Statements.
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
The Company’s customers typically enter into a contract for the provision of services on a regular and scheduled basis, e.g., weekly, monthly or on an as needed basis over the contract term, e.g. one-time service. Under the contract terms, the Company receives fees based on a monthly, quarterly or annual rate and/or fees based on contractual rates depending upon measures including the volume, weight, and type of waste, number and size of containers collected, weight and type of shredded paper, and number of call minutes.
Amounts are invoiced based on the terms of the underlying contract either on a regular basis, e.g., monthly or quarterly, or as services are performed and are generally due within a short period of time after invoicing based upon normal terms and conditions for our business type and the geography of the services performed.
Disaggregation of Revenue
In the first quarter of 2021, we updated our service lines to include Communication Solutions (formally part of CRS) in RWCS. This reclassification was driven by the divestiture of the Company's global product recall business (Expert Solutions) in December of 2020 and the remaining Communication Solutions service line synergies with the Company's RWCS customers. For 2020 and 2019 periods presented, amounts have been recast to reflect this change.

2021 10-K Annual Report	Stericycle, Inc. • 62

Table of Contents	PART II

In millions
	Year Ended Year Ended December 31,
	2021	2020	2019
Revenue by Service
Regulated Waste and Compliance Services	$1,854.0	$1,930.2	$2,407.0
Secure Information Destruction Services	792.9	745.3	901.9
Total Revenues	$2,646.9	$2,675.5	$3,308.9
North America
Regulated Waste and Compliance Services	$1,457.5	$1,541.9	$1,970.4
Secure Information Destruction Services	679.0	647.3	769.5
Total North America Segment	$2,136.5	$2,189.2	$2,739.9
International
Regulated Waste and Compliance Services	$396.5	$388.3	$436.6
Secure Information Destruction Services	113.9	98.0	132.4
Total International Segment	$510.4	$486.3	$569.0
Contract Liabilities
Contract liabilities at December 31, 2021 and 2020 were $9.0 million and $8.8 million, respectively.  Substantially all of the contract liabilities as of December 31, 2021 are expected to be recognized as revenue during the year ending December 31, 2022 and substantially all of the balance as of December 31, 2020 was recognized as revenue during the year ended December 31, 2021.
Contract Acquisition Costs
The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are deferred and amortized to SG&A over a weighted average estimated period of benefit of 6.5 years.
During the year ended December 31, 2021, 2020, and 2019 the Company amortized $12.7 million, $10.6 million, and $9.1 million, respectively, of deferred sales incentives to SG&A.
Total contract acquisition costs, net of accumulated amortization, were classified as follows as of December 31:

In millions
	2021	2020
Other current assets	$12.4	$11.1
Other assets	34.3	31.1
Total contract acquisition costs	$46.7	$42.2

NOTE 3 – ACQUISITIONS

Acquisitions
During the years ended December 31, 2021 and 2019, the Company completed an acquisition in North America, respectively, and these acquisitions are considered to be complementary to existing operations and fit with the Company’s portfolio optimization strategy, including its RWCS and SID service lines. There were no acquisitions in the year ended December 31, 2020. All were accounted for as business combinations under the applicable guidance.
The results of operations of these acquired businesses have been included in the Consolidated Statements of Loss from the date of the acquisition.  Pro forma results of operations for these acquisitions are not presented because the pro forma effects, individually or in the aggregate, were not material to the Company’s consolidated results.
The following table summarizes the acquisition date fair value of consideration transferred for acquisitions completed during the years ended December 31:

2021 10-K Annual Report	Stericycle, Inc. • 63

Table of Contents	PART II

In millions
	2021	2019
Cash	$10.5	$0.2
Promissory notes	21.9	0.3
Deferred consideration	11.0	—
Total purchase price	$43.4	$0.5
The total purchase consideration for the 2021 acquisition has been preliminarily allocated to the assets and liabilities acquired based upon their estimated fair values as of the acquisition date, with the excess of the purchase price over the net assets acquired recorded as goodwill based on the strategic benefits to be achieved and is deductible for tax purposes. We are in the process of valuing all of the assets acquired in the acquisition and until we have completed our valuation process, there may be adjustments to our estimates of fair value and resulting preliminary purchase price allocation, specifically those related to intangibles.
The following table summarizes the purchase price allocation for the acquisitions during the years ended December 31:

In millions
	2021	2019
Fixed assets	$0.5	$—
Intangibles	20.0	0.5
Goodwill	22.0	—
Other assets and liabilities, net	0.9	—
Total purchase price	$43.4	$0.5
The customer relationships intangible has an estimated useful life of 15 years.
NOTE 4 – RESTRUCTURING, DIVESTITURES, AND IMPAIRMENTS

Restructuring – Operational Optimization
During the year ended December 31, 2020, the Company recognized $3.1 million of Operational Optimization costs (see impairment related portion in table below) within our International segment related to the discontinuation of a service line in the U.K.
During the year ended December 31, 2019, the Company recognized $14.5 million of Operational Optimization costs (see impairment related portion in table below). The North America segment recognized $3.8 million of costs in the Domestic RWCS operations primarily related to a site relocation and costs in the Domestic CRS operations related to a headcount reduction and a non-cash impairment of intangible assets as a result of the exit from a business line. The International segment recognized $10.7 million of costs related to site closures and facility exit charges across the EMEA and LATAM regions.
Divestitures
Stericycle recognized the following Divestiture (gains) losses, net in the Consolidated Statements of Loss:

2021 10-K Annual Report	Stericycle, Inc. • 64

Table of Contents	PART II

In millions
	Year Ended December 31,
	2021	2020	2019
North America Segment
Canada Environmental Solutions operations	$(12.6)	$—	$—
Domestic Environmental Solutions operations	—	53.8	—
CRS businesses	—	(38.8)	45.5
Total North America charges, net	(12.6)	15.0	45.5
International Segment
CRS businesses	—	(4.0)	—
Japan RWCS operations	10.9	—	—
Argentina operations	—	112.4	—
Mexico RWCS operations	—	(4.9)	43.2
Chile RWCS operations	—	5.1	19.0
U.K. businesses	—	—	(4.7)
Total International charges, net	10.9	108.6	57.5
Divestiture (gains) losses, net	$(1.7)	$123.6	$103.0
North America Segment Divestitures:

On December 1, 2021, the Company completed the sale of its Environmental Solutions operations in Canada for cash proceeds of $24.4 million pursuant to an agreement entered into in November. The transaction resulted in a fourth quarter divestiture gain of $12.6 million. In connection with the closing, the Company entered into certain additional ancillary agreements, including a TSA, for up to 12 months.
On December 1, 2020, the Company entered into an agreement and completed the sale of the Company's global product recall business (Expert Solutions) for cash proceeds of $78.0 million. Expert Solutions business had revenues of approximately $75.4 million for the year ended December 31, 2019, primarily reported in North America, as part of the RWCS revenue category. The Company recognized a gain on divestment of $38.8 million in North America and $4.0 million in International. In connection with the closing, the Company entered into certain additional ancillary agreements, including a TSA for up to 12 months.
On April 6, 2020, the Company completed the sale of all of the outstanding equity interests of its U.S. Environmental Solutions business for cash proceeds of $462.5 million, pursuant to the Purchase Agreement, dated February 6, 2020. The Purchase Agreement provided for the divestiture of the Company’s U.S. Environmental Solutions business, exclusive of the Company’s healthcare hazardous waste services and unused consumer pharmaceutical take-back services. The U.S. Environmental Solutions business generated revenue in 2019 of $559.6 million, including approximately $100.0 million related to the Retained Business, which is included in the RWCS revenue category within our North America segment. In connection with the Purchase Agreement, the Company entered into an HSA and TSA with the Buyer for a period of 7 years and 6 months, respectively. The Company allocated and deferred a portion of the Transaction proceeds, $17.7 million related to the HSA and $1.5 million related to the TSA, which will be recognized over the applicable duration of the HSA and TSA periods, subject to specific agreement provisions, thereby offsetting the expenses incurred to deliver the respective services. The allocated proceeds are reflected as an operating cash flow on the Consolidated Statement of Cash Flows, as they are advances received for services to be provided prospectively. In aggregate, the Company recognized impairment charges and subsequent loss on disposal of $53.8 million. Further, the Company released a $1.7 million benefit associated with contingent consideration related to a prior acquisition agreement connected with the divested business (Fair value - Level 3) that is reported in SG&A in the Company’s Consolidated Statements of Loss.
In 2019, the Company completed the sale of the telephone answering business, TAS, and its retail pharmaceutical returns business in the U.S. and Puerto Rico for cash proceeds of $36.4 million resulting in total losses of $45.5 million. In connection with the sale agreement for the TAS business, the Company entered into a TSA with the buyer for a period of up to 15 months. The Company allocated and deferred $5.1 million of the proceeds, which was recognized over the duration of the TSA period offsetting the expenses incurred to deliver the TSA services that were not reimbursed by the buyer.
International Segment Divestitures:
On September 1, 2021, the Company completed the sale of its RWCS operations in Japan for cash proceeds of approximately $11.3 million. The transaction resulted in a third quarter divestiture loss of $10.9 million, of which $3.8 million related to the reclassification of accumulated currency translation adjustments to earnings.

2021 10-K Annual Report	Stericycle, Inc. • 65

Table of Contents	PART II
In August 2020, the Company entered into an agreement and completed the sale of its operations in Argentina for cash proceeds of approximately $3.9 million. The transaction resulted in a loss on disposal of $112.4 million, of which $87.2 million related to the balance of cumulative currency translation adjustment.
Additionally, in December 2020, the Company recognized a $4.9 million gain related to a divestiture of a subsidiary in Mexico, and a $5.1 million charge associated with the divested business in Chile (see Note 12 – Commitments and Contingencies in the Consolidated Financial Statements).
During 2019, the Company had the following divestiture activity:
•U.K. based texting business, for cash proceeds of $14.8 million, resulting in a gain of approximately $5.1 million.
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
•The Company’s operations in Chile for cash proceeds of $30.7 million, resulting in a loss of $19.0 million, including the realization of a loss of approximately $16.8 million related to the balance of cumulative currency translation adjustment.
Impairments:

In millions
	Year Ended December 31,
	2021	2020	2019
Impairments
Operational Optimization - COR	$—	$—	$5.6
Operational Optimization - SG&A	—	2.8	1.7
Asset Impairment - COR	—	6.8	5.2
Asset Impairment - SG&A	6.7	8.7	16.9
Total Impairments	$6.7	$18.3	$29.4
North America
Operational Optimization - COR	$—	$—	$2.0
Operational Optimization - SG&A	—	—	0.4
Asset Impairment - COR	—	6.1	1.6
Asset Impairment - SG&A	2.1	4.2	0.5
Total North America Segment	$2.1	$10.3	$4.5
International
Operational Optimization - COR	$—	$—	$3.6
Operational Optimization - SG&A	—	2.8	1.3
Asset Impairment - COR	—	0.7	3.6
Asset Impairment - SG&A	4.6	4.5	16.4
Total International Segment	$4.6	$8.0	$24.9
Asset impairments in the year ended December 31, 2021, includes charges of $4.6 million in the Company’s International reportable segment related to an impairment associated with certain customer relationship intangibles in Romania and $2.1 million in North America related to an impairment associated with a Canada site exit. Asset impairments in the year ended December 31, 2020, for the Company's North America reportable segment includes charges associated with rationalization of software application assets and intangible assets as a result of a discontinuation of a certain service line, and the Company's International reportable segment includes charges associated with certain property, plant and equipment assets and permits primarily in the U.K. In the year ended December 31, 2019, the Company's International reportable segment included impairment charges related to customer lists and other long-lived assets in Brazil associated with an impairment review of its operations.
Operational optimization related impairments are associated with the Company's actions to reduce operating costs and optimize operations. In the year ended December 31, 2020, the Company's International reportable segment includes charges primarily related to the discontinuation of a service line in the U.K. In the year ended December

2021 10-K Annual Report	Stericycle, Inc. • 66

Table of Contents	PART II
31, 2019, the Company's International reportable segment includes charges related to impairments of permits and other long-lived assets in Europe and Latin America and in our North America reportable segment for charges associated with a U.S. site movement.
NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

In millions
	2021	2020
Land and improvements	$42.4	$38.7
Building and improvements	219.7	225.0
Machinery and equipment	318.0	323.0
Fleet vehicles	142.0	156.0
Containers	255.5	249.7
Office equipment and furniture	51.0	53.9
Software and Enterprise Resource Planning system(1)	266.3	88.6
Construction in progress(1)	74.6	196.1
Total property, plant and equipment	1,369.5	1,331.0
Less: accumulated depreciation	(658.5)	(629.7)
Property, plant and equipment, net	$711.0	$701.3

(1) In the third quarter of 2021, we completed deployment of our ERP system for North America’s finance and procurement processes and for North America’s SID business.
Property, plant and equipment impairment charges included in SG&A and COR for the years ended December 31, 2020, and 2019, respectively, are further described in Note 4 - Restructuring, Divestitures, and Impairments in the Consolidated Financial Statements.
NOTE 6 – LEASES

The Company has operating leases for fleet vehicles, transfer sites, processing facilities, communication centers, corporate and regional offices, and certain equipment.
The components of net lease cost were as follows for the years ended December 31:

In millions
	2021	2020
Operating lease cost	$108.2	$114.2
Finance lease cost:
Amortization of leased assets	3.4	4.7
Interest on lease liabilities	1.1	1.9
Net lease cost	$112.7	$120.8

Short-term lease costs were $11.8 million for the period ended December 31, 2021. Variable lease cost and sublease income were not material during the years ended December 31, 2021 and 2020.
Supplemental cash flow information related to leases were as follows for the years ended December 31:

In millions
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$107.1	$117.1
Operating cash flows from finance leases (interest)	1.1	1.9
Financing cash flows from finance leases (principal)	3.9	4.3

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	96.8	79.8
Finance leases	0.5	1.1

2021 10-K Annual Report	Stericycle, Inc. • 67

Table of Contents	PART II
Finance lease assets, net of accumulated amortization, were $19.5 million and $24.8 million as of December 31, 2021 and 2020, respectively, and are included in Property, Plant and Equipment, net on the Consolidated Balance Sheet.
Information regarding lease terms and discount rates as of December 31 were as follows:

In millions
	2021	2020
Weighted average remaining lease term (years):
Operating leases	5.9	6.1
Finance leases	14.4	14.4
Weighted average discount rate:
Operating leases	4.19%	4.07%
Finance leases	5.22%	5.15%
Maturities of lease liabilities as of December 31, 2021, were as follows:

In millions
	Operating Leases	Finance Leases
2022	$96.0	$3.6
2023	81.2	3.9
2024	70.2	2.8
2025	49.8	2.5
2026	30.0	2.2
Thereafter	86.1	20.4
Total lease payments	413.3	35.4
Less: Interest	48.0	14.0
Present value of lease liabilities	$365.3	$21.4
As of December 31, 2021, the Company had additional operating leases of $2.1 million which have not yet commenced.  These operating leases are expected to commence in fiscal year 2022 with lease terms up to approximately 7 years.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:
The changes in the carrying amount of goodwill were as follows:

In millions
	North America	International	Total
Balance as of December 31, 2019	$2,631.6	$350.6	$2,982.2
Divestitures	(182.8)	(4.0)	(186.8)
Changes due to foreign currency fluctuations and other	—	23.9	23.9
Balance as of December 31, 2020	2,448.8	370.5	2,819.3
Acquisition	22.0	—	22.0
Divestitures	—	(6.0)	(6.0)
Changes due to foreign currency fluctuations and other	—	(19.6)	(19.6)
Balance as of December 31, 2021	$2,470.8	$344.9	$2,815.7
Accumulated non-cash impairment charges by segment as of December 31 were as follows:

In millions
	2021	2020
North America	$421.1	$421.1
International	175.6	175.6
Total	$596.7	$596.7

2021 10-K Annual Report	Stericycle, Inc. • 68

Table of Contents	PART II
2021 and 2020 Impairments
The Company performed its annual goodwill impairment assessment as of October 1, 2021 and 2020 and determined no reporting units' carrying values were in excess of their estimated fair value.
2019 Impairments
The Company performed its annual goodwill impairment assessment as of October 1, 2019 and determined that the Environmental Solutions and Canada reporting units’ carrying values were in excess of their estimated fair value.
Factors that contributed to the estimated fair value of the reporting units being below their carrying values included:
•Environmental Solutions:  During 2019, we experienced higher operating costs, particularly related to hazardous waste disposal costs. In addition, we anticipated that the timeline for achieving the betterment plans for both revenue quality and cost improvements had been extended. The Company also gathered insights from the process of evaluating Environmental Solutions as part of the Company’s portfolio rationalization criteria.
•Canada: During 2019, we experienced competitive pricing pressure in both SID and RWCS, lower SOP pricing, higher regulated waste costs including Canada-based operating costs due to a reliance on third-party disposal, and U.S.-based enabling support costs. The Company expected these challenges to have a prolonged impact and the Company has adjusted them in current year long-range plan.
These challenges were factored into updates to the Company’s long-range plan and forecasted cash-flow assumptions. The Company also made certain adjustments to the risk premiums within the discount rates used to present value these forecasted cash-flows. As a result, the Company recognized $80.8 million of non-cash impairment charges related to its Environmental Solutions reporting unit and $126.6 million to fully impair the goodwill associated with its Canada reporting unit.
During the first quarter of 2019, there were business and market developments and insights gathered from the Company’s portfolio optimization considerations, which negatively impacted the estimated cash flows of the Company’s Latin America reporting unit and triggered an interim assessment as of March 31, 2019.  The Company determined that the Latin America reporting unit’s carrying value was in excess of its estimated fair value and recognized $20.9 million of non-cash goodwill impairment charges related to the Latin America reporting unit.  Following the impairment, the Latin America reporting unit goodwill was fully impaired.
The fair value of reporting units, used in both the annual and any interim goodwill impairment assessments in 2021, 2020 and 2019, are classified as Level 3 measurements within the fair value hierarchy due to significant unobservable inputs such as discount rates, projections of revenue, cost of revenue and operating expense growth rates, long-term growth rates and income tax rates. The fair value methodology is described further in Note 1 – Basis of Presentation and Summary of Significant Accounting Policies.
Other Intangible Assets:
At December 31, the values of other intangible assets were as follows:

In millions
	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Customer relationships	$1,297.6	$722.9	$574.7	$1,314.9	$630.2	$684.7
Covenants not-to-compete	3.5	3.2	0.3	3.5	3.0	0.5
Operating permits	12.1	8.5	3.6	11.5	6.5	5.0
Tradenames	3.6	1.4	2.2	3.6	1.3	2.3
Other	0.6	0.6	—	0.6	0.6	—
Indefinite-lived intangibles:
Operating permits	70.0	—	70.0	79.6	—	79.6
Tradenames	313.7	—	313.7	315.3	—	315.3
Total	$1,701.1	$736.6	$964.5	$1,729.0	$641.6	$1,087.4

2021 10-K Annual Report	Stericycle, Inc. • 69

Table of Contents	PART II
The changes in the carrying amount of intangible assets were as follows:

In millions
Total
Balance as of December 31, 2019	$1,422.4
Divestitures	(209.8)
Impairments	(11.1)
Amortization	(124.9)
Changes due to foreign currency fluctuations	10.8
Balance as of December 31, 2020	1,087.4
Acquisition	20.0
Impairments	(4.6)
Divestitures	(10.9)
Amortization	(117.9)
Changes due to foreign currency fluctuations	(9.5)
Balance as of December 31, 2021	$964.5
The Company’s indefinite-lived intangible assets include operating permits and certain tradenames.  The Company has determined that certain of our operating permits and certain tradenames have indefinite lives due to our ability to renew them with minimal additional cost and therefore they are not amortized.
The impairment charges included in SG&A and COR for the years ended December 31, 2021, 2020, and 2019, respectively, are further described in Note 4 - Restructuring, Divestitures, and Impairments.
Finite-lived intangible assets are amortized over their estimated useful lives using the straight-line method with each category having weighted average remaining useful lives as follows:

In years
	Estimated Useful Lives	Weighted Average Remaining Useful Lives
Customer relationships	10-25	6.8
Covenants not-to-compete	5	3.6
Operating permits	1-2	1.2
Tradenames	20-40	16.5
Landfill air rights	5-10	2.7
The useful life of intangible assets is assessed annually to determine whether events and circumstances warrant a revision to their remaining useful life and changes are reflected prospectively as the intangible asset is amortized over the revised remaining useful life.  In the fourth quarter of 2021, we performed the annual assessment of the useful life of our finite-lived intangibles. The Company updated the useful life of its customer relationship intangibles as a result of analyzing recent quantitative and qualitative observations in the market and factors impacting our business.  The change in estimate will be accounted for prospectively.  The weighted average remaining life was decreased from approximately 8.2 years to 6.8 years to reflect the new estimated useful lives.  We estimate that there will be an approximately 5-10% increase to annual amortization expense.
Our estimated intangible asset amortization expense for each of the next five years is as follows for the years ending December 31:

In millions
2022	$114.3
2023	111.0
2024	109.8
2025	89.6
2026	28.2

2021 10-K Annual Report	Stericycle, Inc. • 70

Table of Contents	PART II
NOTE 8 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

In millions
	2021	2020
Compensation	$91.2	$97.6
Self-insurance	84.1	78.1
Taxes	37.7	51.2
Interest	26.3	19.4
Professional fees	9.9	11.2
Disposal and landfill liabilities	2.9	1.6
Contingent liability	92.0	14.5
Other	15.5	15.8
Total accrued liabilities	$359.6	$289.4

NOTE 9 – DEBT

Long-term debt consisted of the following at December 31:

In millions
	2021	2020
$1.2 billion Credit Facility, due in 2026	$247.0	$173.3
$200 million term loan, due in 2026	200.0	422.5
$600 million Senior Notes, due in 2024	600.0	600.0
$500 million Senior Notes, due in 2029	500.0	500.0
Promissory notes and deferred consideration, weighted average maturity of 3.7 and 2.1 years for 2021 and 2020, respectively (Note 4)	54.6	42.3
Foreign bank debt, weighted average maturity of 6.0 years for 2021 and 1.1 years for 2020	0.7	32.3
Obligations under finance leases (Note 6)	21.4	24.8
Total debt	1,623.7	1,795.2
Less: current portion of total debt	19.9	91.0
Less: unamortized debt issuance costs	14.0	15.1
Long-term portion of total debt	$1,589.8	$1,689.1
The estimated fair value of our debt approximated $1.63 billion and $1.86 billion as of December 31, 2021 and December 31, 2020, respectively. These fair value amounts were estimated using an income approach by applying market interest rates for comparable instruments and developed based on inputs classified as Level 2.
Credit Agreement
The Company renewed its Credit Agreement, dated as of September 30, 2021, that amended and extended its previous credit agreement dated November 17, 2017. The Credit Agreement provides for a term loan facility under which the Company has outstanding term loans in an aggregate principal amount of $200.0 million and a revolving credit facility of $1.2 billion. The Term Loan and the Credit Facility will mature on September 30, 2026. If the Company's 2024 Senior Notes are still outstanding 91 days prior to their respective maturity date (the “Springing Maturity Date”), then the Credit Agreement maturity date will be the Springing Maturity Date. The proceeds of the Term Loan Facility and loans under the Revolving Credit Facility were used to refinance the loans and other credit extensions that were made under the previous credit agreement. In the year ended December 31, 2021 and in connection with the Credit Agreement, the Company incurred issuance costs of $4.1 million, of which $0.2 million has been charged to Interest expense, net. The remainder was capitalized as unamortized debt issuance costs and is being amortized to Interest expense, net over the remaining term of the Credit Agreement. A portion, $0.5 million, of unamortized debt issuance costs associated with the previous credit agreement has been charged to Interest expense, net.
The obligations under the Credit Agreement are secured by substantially all of the assets of the Company and all of its material domestic subsidiaries and are guaranteed by certain subsidiaries of the Company, excluding certain excluded subsidiaries pursuant to the Credit Agreement.

2021 10-K Annual Report	Stericycle, Inc. • 71

Table of Contents	PART II
The Credit Agreement contains a financial covenant requiring maintenance of a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 as of the end of any fiscal quarter. The Credit Agreement contains a financial covenant requiring maintenance of a maximum Consolidated Leverage Ratio of 4.25 to 1.00 in any fiscal quarter ending before September 30, 2022 and 4.00 to 1.00 for any fiscal quarter ending on or after September 30, 2022, with a leverage holiday if a permitted acquisition or series of related permitted acquisitions involving aggregate consideration in excess of $200 million (a “Material Acquisition”) occurs during a fiscal quarter. If a Material Acquisition occurs, the Company shall have the right to increase the maximum Consolidated Leverage Ratio covenant to 4.50 to 1.00 during such fiscal quarter and the subsequent three fiscal quarters.
As of December 31, 2021, the Company was in compliance with its financial covenants. The Credit Agreement Defined Debt Leverage Ratio covenant was 3.61 to 1.00, which was below the allowed maximum ratio of 4.25 to 1.00 as set forth in the Credit Agreement.
The Applicable Interest Rate for loans depends on the Consolidated Leverage Ratio for the Company. The tiered pricing is based on the leverage grid provided in the Credit Agreement. Based on the then current Consolidated Leverage Ratio, the initial pricing under the Credit Agreement was set at an Applicable Rate of 1.30% for Eurocurrency Rate/SONIA Daily Rate Loans and 0.30% for Base Rate Loans, and the facility fee is set at a rate of 0.20% times the actual daily amount of the Revolving Credit Facility regardless of usage.
The weighted average interest rates on long-term debt, excluding finance leases, as of December 31, were as follows:

	2021	2020
$1.2 billion Credit Facility, due in 2026 (variable rate)	1.76%	2.03%
$200 million term loan, due in 2026 (variable rate)	1.40%	1.90%
$600 million Senior Notes, due in 2024 (fixed rate)	5.38%	5.38%
$500 million Senior Notes, due in 2029 (fixed rate)	3.88%	3.88%
Promissory notes and deferred consideration (fixed rate)	3.19%	1.79%
Foreign bank debt (variable rate)	9.80%	2.03%
Senior Notes
On November 24, 2020, the Company issued $500.0 million at par of aggregate principal amount of Senior Notes, due January 2029, which are unsecured and bear interest at 3.88% per annum, payable on January 15 and July 15 of each year. The Senior Notes are fully and unconditionally guaranteed by each of the issuer’s current and, subject to certain exceptions, future domestic subsidiaries that guarantee the issuer’s senior credit facility, term loan facility, or certain other debt of the issuer or the subsidiary guarantors.
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
During 2019, the Company issued $600.0 million at par of aggregate principal amount of Senior Notes, due July 2024, which are unsecured and bear interest at 5.375% per annum, payable on January 15 and July 15 of each year. The Senior Notes are fully and unconditionally guaranteed by each of the Company’s current domestic subsidiaries that guarantee the Company’s Senior Credit Facility. The Indenture limits the ability of the Company and its subsidiaries to incur certain liens, enter into certain sale and leaseback transactions, and consolidate, merge or sell all or substantially all of their assets.
The 2019 Senior Notes will be redeemable, at the option of the Company, in whole or in part, at any time on or after July 15, 2021, at the redemption prices specified in the Indenture along with accrued interest.

2021 10-K Annual Report	Stericycle, Inc. • 72

Table of Contents	PART II
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
Other Matters
Amounts committed to outstanding letters of credit and the unused portion of our Senior Credit Facility at December 31 were as follows:

In millions
	2021	2020
Outstanding stand-by letters of credit under Senior Credit Facility	$71.4	$79.5
Unused portion of the Revolving Credit Facility	881.5	947.2
Payments due on long-term debt, excluding finance lease obligations, during each of the five years subsequent to December 31, 2021 are as follows:

In millions
2022	$16.8
2023	14.2
2024	616.8
2025	12.5
2026	441.5
Thereafter	500.5
Total	$1,602.3

NOTE 10 – INCOME TAXES

The U.S. and International components of income (loss) before income taxes consisted of the following for the years ended, December 31:

In millions
	2021	2020	2019
U.S.	$(14.0)	$65.6	$(150.5)
International	14.7	(121.6)	(212.3)
Total income (loss) before income taxes	$0.7	$(56.0)	$(362.8)

2021 10-K Annual Report	Stericycle, Inc. • 73

Table of Contents	PART II
Significant components of the Company’s income tax (expense) benefit for the years ended December 31, are as follows:

In millions
	2021	2020	2019
Current
U.S. - federal	$4.9	$108.3	$—
U.S. - state and local	(1.4)	(2.9)	(10.7)
International	(6.4)	(6.0)	(6.4)
	(2.9)	99.4	(17.1)
Deferred
U.S. - federal	(17.0)	(85.9)	23.9
U.S. - state and local	(4.6)	(13.7)	8.0
International	(3.0)	0.3	2.0
	(24.6)	(99.3)	33.9
Total (expense) benefit	$(27.5)	$0.1	$16.8

A reconciliation of the income tax provision computed at the U.S. federal statutory rate to the effective tax rate for the years ended December 31, are as follows:

	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Effect of:
State and local taxes, net of federal tax effect	(317.2%)	(11.2%)	1.2%
International tax rates	(938.5%)	14.3%	5.1%
Permanent - other items	248.2%	(2.1%)	(4.2%)
Permanent - goodwill impairment	—%	—%	(14.1%)
FCPA settlement accrual	3,118.2%	—%	—%
CARES Act and other tax matters	(268.4%)	79.2%	—%
Valuation allowance	1,727.9%	(26.5%)	(1.2%)
Divestitures	(708.4%)	(62.7%)	1.2%
Stock-based compensation and executive compensation disallowance	908.6%	(11.9%)	(1.0%)
Other	37.6%	0.1%	(3.4%)
Effective tax rate	3,829.0%	0.2%	4.6%

The comparability of the Company’s current year effective tax rate to the effective tax rates from previous years was impacted by the Company’s near-nil income before taxes in 2021, resulting in a magnification of the percentage point impact for each rate reconciling item, rendering the 2021 effective tax rate not meaningful. Accordingly, the Company has included a reconciliation in both dollars and percentages below. Both the Company’s near-nil income before taxes and the Company’s magnified effective tax rate are driven by the FCPA settlement accrual and its non-deductibility for tax purposes (see Note 19 – Legal Proceedings for further information).

2021 10-K Annual Report	Stericycle, Inc. • 74

Table of Contents	PART II

	2021 Tax Expense (Benefit)	Tax Rate
U.S. federal tax expense (benefit) at statutory income tax rate	$0.2	21.0%
Effect of:
State and local taxes, net of federal tax effect	(2.3)	(317.2%)
International tax rates	(6.8)	(938.5%)
Permanent - other items	1.8	248.2%
FCPA settlement accrual	22.5	3,118.2%
CARES Act and other tax matters	(1.9)	(268.4%)
Valuation allowance	12.5	1,727.9%
Divestitures	(5.1)	(708.4%)
Stock-based compensation and executive compensation disallowance	6.5	908.6%
Other	0.1	37.6%
Effective tax expense (benefit)	$27.5	3,829.0%
Deferred tax liabilities and assets at December 31, were as follows:

In millions
	2021	2020
Deferred tax liabilities:
Property, plant and equipment	$(87.2)	$(49.0)
Goodwill and intangibles	(394.4)	(391.2)
Leases - right of use asset	(89.9)	(91.3)
Other	(15.7)	(17.1)
Total deferred tax liabilities	(587.2)	(548.6)
Deferred tax assets:
Accrued liabilities	58.6	63.1
Leases - right of use liability	95.1	96.5
Net operating tax loss carry-forwards	73.4	49.0
Interest expense carry-forward	15.3	11.3
Other	11.7	15.0
Less: valuation allowance	(61.4)	(52.0)
Total deferred tax assets	192.7	182.9
Net deferred tax liabilities	$(394.5)	$(365.7)
The valuation allowance increased $9.4 million, net of divestitures, during the year ended December 31, 2021, primarily due to non-benefited international losses.
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
•On March 27, 2020, the President signed into law the CARES Act, which was a substantial tax-and-spending package. As a result of the CARES Act tax law changes, for the year ended December 31, 2020, we recognized a $44.4 million tax benefit related to our ability to carryback net operating losses to prior years that had higher tax rates. Note that in the first quarter of 2020, the Company recognized an initial $39.4 million tax benefit; in the fourth quarter of 2020, upon finalizing the 2019 U.S. federal income tax return which impacted the carryback to prior years, the Company recognized an incremental $5.0 million tax benefit. In July 2020, the Company received a cash refund of $48.0 million, and in December 2020, the Company received $64.2 million (of which $62.0 million was the cash refund claim, and $2.2 million was interest income). A remaining carryback claim of less than $1.0 million associated with the finalization of the 2019 U.S. federal income tax return was filed with the IRS and the refund was received in June of 2021.
Similar tax provisions and other stimulus measures have been granted either before or after December 31, 2021 by certain international and U.S. state jurisdictions, which the Company continues to evaluate and apply, if applicable.

2021 10-K Annual Report	Stericycle, Inc. • 75

Table of Contents	PART II
The Company filed a PFA with the IRS related to a claim under Internal Revenue Code Section 1341 concerning the tax rate to be applied to the SQ Settlement on the Company’s 2018 tax return. As a result of the enactment of the CARES Act, the Company was able to realize a benefit at the higher tax rate in prior years on a portion of the SQ Settlement. In 2020, in consideration of the CARES Act, the Company revised the PFA, a portion of the long-term receivable previously established for the Section 1341 claim was reclassified to a current income tax receivable and the related uncertain tax position was released as part of the tax benefit recognized in 2020 (in part as described above).
Subsequently in late 2020, the Company amended the 2018 tax return to reduce the Section 1341 benefit as a result of discussions with the IRS as part of the PFA program. Consequently, the remaining long-term receivable established for the Section 1341 claim and the corresponding uncertain tax position was reclassified to a current income tax receivable and current income tax liability, respectively, as both were expected to settle in cash in 2021. In April 2021, the Company was advised that the IRS completed its review of the 2018 tax return and took no exception to the Section 1341 benefit. Consequently, the Company recorded a tax benefit of approximately $5.5 million in the second quarter of 2021 associated with the Section 1341 claim and received the related refund in December 2021.
As of December 31, 2021, the Company plans to repatriate any undistributed earnings of its first-tier international subsidiaries back to the U.S. only to the extent that they were previously taxed under the Tax Act, and future repatriations may take the form as distributions from previously taxed earnings and profits and/or return of capital distributions. All other undistributed earnings, to the extent there are any, will remain permanently reinvested to support existing working capital needs in the international subsidiaries. A withholding tax, unrealized foreign exchange gain, and state income tax accrual has been recorded, as applicable. The Company has not provided for deferred taxes on outside basis differences for investments in its international subsidiaries that are unrelated to unremitted earnings as these basis differences will be indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of outstanding basis difference is not practicable to calculate.
At December 31, 2021, the net operating loss carry-forwards from both international and U.S. operations are approximately $281.6 million and certain of these net operating loss carry-forwards begin to expire in 2022.  The tax benefits of these net operating losses is approximately $73.4 million at December 31, 2021, on which valuation allowances of $33.9 million were recognized offsetting such tax benefits. After the recognition of valuation allowances, the majority of the remaining net operating losses are attributable to the Company’s U.S. operations.
The changes in the valuation allowance on deferred tax assets is as follows:

In millions	Year Ended December 31,
	2021	2020	2019
Balances at beginning of period	$52.0	$39.4	$35.3
Additions Charged to Income Tax Expense(1)	10.5	17.8	13.3
Other Changes to Reserves (2)	(1.1)	(5.2)	(9.2)
Balances at end of period	$61.4	$52.0	$39.4
(1)2021 amount includes valuation allowances on business operations (including the U.K., Brazil, and Spain). 2020 amount includes valuation allowances on business operations (including the U.K. and Brazil).
(2)2021 and 2020 amounts consist primarily of currency translation adjustments. 2019 amount consists primarily of divestiture valuation allowances for businesses in Mexico and Chile.
The Company files income tax returns in the U.S., in various states and in certain international jurisdictions. We generally are no longer subject to U.S. federal, state, local, or international income tax examinations by tax authorities for years prior to 2015.
The Company has recognized liabilities to cover certain uncertain tax positions.  Such uncertain tax positions relate to additional taxes that the Company may be required to pay in various tax jurisdictions.  During the course of examinations by various taxing authorities, proposed adjustments may be asserted.  The Company evaluates such items on a case-by-case basis and adjusts the accrual for uncertain tax positions as deemed necessary, including presenting the accrual as a reduction of a deferred tax asset for a tax loss or tax credit carryforward, when such carryforward is available and permitted to be utilized to settle the tax liability.
The total amount of unrecognized tax benefit at December 31, 2021 is $19.7 million.  The amount of uncertain tax positions that, if recognized, would affect the effective tax rate is approximately $18.0 million.  We recognized interest and penalties related to income tax reserves as a charge in the amount of $0.4 million, a benefit of $1.5 million, and a benefit of $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, as a component of income tax expense. It is reasonably possible that our unrecognized tax benefits will decrease by as

2021 10-K Annual Report	Stericycle, Inc. • 76

Table of Contents	PART II
much as $5.0 million to $10.0 million in the next 12 months primarily due to statute lapses and the progress of U.S. federal, state, and international audits.
The following table summarizes the aggregate changes in unrecognized tax benefits:

In millions
Unrecognized tax positions as of December 31, 2019	$62.7
Gross increases - tax positions in prior periods	(33.5)
Gross increases - current period tax positions	2.4
Settlements	(0.8)
Lapse of statute of limitations	(6.5)
Unrecognized tax positions as of December 31, 2020	24.3
Gross increases (decreases) - tax positions in prior periods	(5.7)
Gross increases - current period tax positions	5.3
Settlements	(0.2)
Lapse of statute of limitations	(4.0)
Unrecognized tax positions as of December 31, 2021	$19.7

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
Our contingent consideration liabilities are reassessed at the end of every reporting period and are recorded using Level 3 inputs. The amounts are classified as either other current liabilities or other liabilities and are presented as follows as of December 31:

In millions
	2021	2020
Other current liabilities	$—	$0.4
Other liabilities	5.3	5.3
Total contingent consideration	$5.3	$5.7
Contingent consideration represents amounts expected to be paid as part of acquisition consideration only if certain future events occur.  The Company arrives at the fair value of contingent consideration by applying a weighted probability of potential payment outcomes.

2021 10-K Annual Report	Stericycle, Inc. • 77

Table of Contents	PART II
Changes to contingent consideration are reflected in the table below:

In millions
Contingent consideration as of January 1, 2019	$8.0
Change in fair value reflected in SG&A	(2.1)
Currency Translation Adjustment	(0.1)
Decrease due to payments	(0.1)
Contingent consideration as of December 31, 2020	5.7
Change in fair value reflected in SG&A	(0.4)
Contingent consideration as of December 31, 2021	$5.3
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as result of acquisitions, the classification of disposal groups as held-for-sale, or the re-measurement of assets resulting in impairment charges.  See Note 3 – Acquisitions, Note 4 – Restructuring, Divestitures, and Impairments, Note 5 Property, Plant and Equipment, and Note 7 - Goodwill And Other Intangible Assets for further discussion of the fair value. These values are generated principally using Level 3 inputs.
Fair Value of Debt: The estimated fair value of the Company’s debt obligations, using Level 2 inputs, compared to the carrying amount at December 31 was as follows:

In billions
	2021	2020
Fair value of debt obligations	$1.63	$1.86
Carrying value of debt obligations	1.62	1.80
The fair values were estimated using an income approach by applying market interest rates for comparable instruments.
NOTE 12 – COMMITMENTS AND CONTINGENCIES

Asset Retirement Obligations
The Company has asset retirement obligations that it is required to perform under law or contract once an asset is permanently taken out of service. Most of these obligations are not expected to be paid until many years in the future and are expected to be funded from general company resources at the time of removal.
At December 31, 2021 and 2020, the total asset retirement obligation liabilities recognized were $19.2 million and $19.7 million, respectively and were included in Other long-term liabilities on the Consolidated Balance Sheets.
Letters of Credit, Surety Bonds and Bank Guarantees
As of December 31, 2021 and 2020, the Company had $71.4 million and $79.5 million, respectively, of stand-by letters of credit outstanding against our senior credit facility (see Note 9 – Debt). In addition, at December 31, 2021 and 2020 we had, $32.5 million and $37.9 million, respectively, of surety bonds and $24.1 million and $21.2 million, respectively, of bank guarantees. The bank guarantees are issued mostly by the Company’s international subsidiaries for various purposes, including leases, seller notes, contracts and permits. The surety bonds are used for performance and financial guarantees. Neither the bank guarantees nor the surety bonds affect the Company’s ability to use its various lines of credit.
Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction (see Note 4 - Restructuring, Divestitures, and Impairments). If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid material amounts under these provisions and, as of December 31, 2021, these indemnifications obligations were not material.
NOTE 13 – RETIREMENT AND OTHER EMPLOYEE BENEFIT PROGRAMS

2021 10-K Annual Report	Stericycle, Inc. • 78

Table of Contents	PART II
Defined Contribution Plans:
The Company has a 401(k) defined contribution retirement savings plan (the "Plan") covering substantially all domestic employees. Each participant may elect to defer a portion of his or her compensation subject to certain limitations.  The Company may contribute up to 50% of compensation contributed to the Plan by each employee up to a maximum of $3,000 per annum.  During the years ended December 31, 2021, 2020 and 2019, the Company's contributions were $9.2 million, $8.7 million and $11.0 million, respectively.
The Company also has several foreign defined contribution plans, which require the Company to contribute a percentage of the participating employee’s salary according to local regulations. During the years ended December 31, 2021, 2020 and 2019, the Company's total contributions were $4.7 million, $4.6 million and $5.0 million, respectively.
Multiemployer Defined Benefit Pension Plans:
The Company participates in two trustee-managed multiemployer defined benefit pension plans (“Multiemployer Pension Plans”) for employees who are covered by collective bargaining agreements. The risks of participating in these Multiemployer Pension Plans are different from single-employer plans in that (i) assets contributed to the Multiemployer Pension Plan by one employer may be used to provide benefits to employees or former employees of other participating employers; (ii) if a participating employer stops contributing to the Multiemployer Pension Plans, the unfunded obligations of the Multiemployer Pension Plan may be required to be assumed by the remaining participating employers and (iii) if the Company chooses to stop participating in any of its Multiemployer Pension Plans or if any event should significantly reduce or eliminate the need to participate (such as employee layoffs or closure of a location), the Company may be required to pay those Multiemployer Pension Plans a withdrawal amount based on the underfunded status of the Multiemployer Pension Plan.  Based upon the most recent information available, one of the Multiemployer Pension Plans the Company participates in is in “critical” status due to an accumulated funding deficiency and has adopted a rehabilitation plan to address the funding deficiency position.
The following table outlines the Company’s participation in Multiemployer Pension Plans:

			Pension Protection Act Zone Status (1), (3)		FIP/RP Status (2)	Company Contributions (4) (in millions)		Expiration Date of Collective Bargaining Agreements
	Plan Employer ID Number	Plan #	2021	2020		2021	2020
Pension Plan Private Sanitation Union, Local 813 IBT	13-1975659	1	Red/ Critical	Red/ Critical	Implemented	$1.5	$0.6	various dates
Nurses And Local 813 IBT Retirement Plan	13-3628926	1	Green	Green	N/A	$—	$0.1	various dates
(1)Zone status is defined by the Department of Labor and the Pension Protection Act and represents the level at which the plan is funded.  Plans in the red zone are less than 65% funded, while plans in the green zone are at least 80% funded. Status is based on information received from the Multiemployer Pension Plans and is certified by a Multiemployer Pension Plan actuary.
(2)The "FIP/RP Status" column indicates Multiemployer Pension Plans for which a Funding Improvement Plan ("FIP”) or a Rehabilitation Plan ("RP") has been implemented or is pending.  The most recent Pension Protection Act zone status available in 2021 and 2020 is for the plans’ year-end December 31, 2020.
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
(4)The Company was listed in the Form 5500 for the Pension Plan Private Sanitation Union Local 813 IBT as individually significant for contributing more than 5% of total contributions to such plan during the plan years ended December 31, 2020.  At the date these financial statements were issued, Forms 5500 were not available for the Multiemployer Pension Plans for the year ended December 31, 2021.

2021 10-K Annual Report	Stericycle, Inc. • 79

NOTE 14 – STOCK BASED COMPENSATION

At December 31, 2021, the Company had the following incentive stock plans:
•the 2021 Plan;
•the 2017 Plan;
•the 2014 Plan;
•the 2011 Plan;
•the 2008 Plan; and
•the 2005 Plan;
At December 31, 2021, the Company had reserved a total of 5,049,440 shares for issuance under its incentive stock plans.
The Plans provide for the grant of ISOs, RSUs and PSUs intended to qualify under Section 422 of the Internal Revenue Code.  The Plans authorize awards to the Company’s officers, employees and consultants and to the Company’s directors.
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
Employee Stock Purchase Plan:
In October 2000, our Board of Directors adopted the ESPP, which our stockholders approved in May 2001 and was made effective as of July 1, 2001. The ESPP authorizes 1,799,999 shares of our common stock, which substantially all U.S. employees may purchase through payroll deductions at a price equal to 85% of the fair market values of the stock as of the end of the 6 months offering period.  An employee's payroll deductions and stock purchase, may not exceed $5,000 during any offering period.  During 2021, 2020, and 2019, 73,471 shares, 70,120 shares and 97,669 shares, respectively, were issued through the ESPP. At December 31, 2021, we had 514,234 shares available for issuance under the ESPP plan.

Stock-Based Compensation Expense:
During 2021, there were no changes to our stock compensation plans or modifications to outstanding stock-based awards which would change the value of any awards outstanding.
The following table presents the total stock-based compensation expense resulting from stock option awards, RSUs, PSUs and the U.S. ESPP and Canada ESPP included in the Consolidated Statements of Loss:

In millions
	Year Ended December 31,
	2021	2020	2019
SG&A - stock option plans	$2.0	$3.2	$8.0
SG&A - RSUs	14.8	15.6	7.8
SG&A - PSUs	9.6	5.9	0.5
SG&A - U.S. ESPP and Canada ESPP	0.7	0.8	0.8
Total pre-tax expense	$27.1	$25.5	$17.1
During the years ended December 31, 2021, 2020 and 2019, the impact of forfeitures was a reduction to expense of $3.3 million, $4.9 million, and $6.7 million, respectively.
Stock Options:
Options granted to non-employee directors vest in one year and options granted to officers and employees generally vest over five years.  Expense related to options with graded vesting is recognized using the straight-line method over the vesting period.
Stock option activity for the year ended December 31, 2021 is summarized as follows:

2021 10-K Annual Report	Stericycle, Inc. • 80

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding as of January 1, 2021	2,860,468	$96.00
Granted	—	$—
Exercised	(50,099)	$52.33
Forfeited	(19,827)	$66.60
Cancelled or expired	(872,012)	$98.64
Outstanding as of December 31, 2021	1,918,530	$96.25	1.94	$2.6
Exercisable as of December 31, 2021	1,751,550	$100.02	1.70	$1.5
At December 31, 2021, there was $1.3 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 1.0 year.
The following table sets forth the intrinsic value of options exercised for the years ended December 31:

In millions
	2021	2020	2019
Total exercise intrinsic value of options exercised	$1.1	$0.5	$2.1
The exercise intrinsic value represents the total pre-tax intrinsic value (the difference between the fair value on the trading day the option was exercised and the exercise price associated with the respective option).
There were no stock options granted in the years ended December 31, 2021 and December 31, 2020.
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
RSUs activity during the year ended December 31, 2021, is as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in millions)
Non-vested as of January 1, 2021	547,235	$54.96
Granted	253,860	$68.71
Vested and Released	(186,342)	$55.26
Forfeited	(58,431)	$58.23
Non-vested as of December 31, 2021	556,322	$60.79	0.88	$33.2
At December 31, 2021, there was $18.5 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 1.5 years.  The intrinsic value of units that vested during the years ended December 31, 2021, 2020, and 2019 was $18.9 million, $18.2 million, and $5.3 million, respectively.
Performance-Based Restricted Stock Units:
Our executive officers PSU program was introduced in 2017.  PSUs issued to executive officers through 2019 vest, or not, in three equal annual installments based on the achievement of pre-determined annual earnings per share performance goals as approved by the Compensation Committee.  Each of the PSU’s granted represent the right to receive one share of the Company’s common stock at a specified future date.
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

2021 10-K Annual Report	Stericycle, Inc. • 81

number, and then a relative total shareholder return (rTSR) modifier is applied to that number in order to determine the final share amount, based on Stericycle’s stock’s market performance relative to performance of the S&P MidCap 400 Index. The modifier can adjust the final shares issued by applying a multiplier of 75% - 125%. We use the Monte Carlo simulation model to determine the fair value of PSU's, including the effect of the rTSR modifier, once the related performance criteria have been established.
In addition, certain employees have been granted PSUs which vest, or not, in four equal annual installments based on the achievement of performance goals related to the ERP implementation, as approved by the Compensation Committee.
Compensation cost for the PSUs during the performance period is recognized based on the estimated achievement of the performance criteria, which is evaluated on a quarterly basis. Each of the PSU’s granted represent the right to receive one share of the Company’s common stock at a specified future date.
PSU activity during the year ended December 31, 2021, is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2021	92,042	$57.79
Granted	88,997	$57.66
Vested and Released	(88,269)	$57.61
Forfeited	(16,784)	$60.60
Non-vested as of December 31, 2021	75,986	$57.23
The table above reflects the number of shares at target which could be earned upon vesting of the executive and ERP implementation PSU’s for which performance goals related to 2021 have been established.  At December 31, 2021, approximately 246,000 additional PSUs exist which will vest in tranches based upon achievement of performance goals to be established for fiscal years 2022 and 2023.
NOTE 15 – LOSS PER COMMON SHARE

Basic loss per share is computed by dividing Net Loss by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period, only in the periods in which such effect is dilutive. The following table shows the effect of stock-based awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

In millions, except per share data
	Year Ended December 31,
	2021	2020	2019
Weighted average common shares outstanding - basic	91.8	91.5	91.0
Incremental shares outstanding related to stock-based awards (1)	—	—	—
Weighted average common shares outstanding - diluted	91.8	91.5	91.0
(1)In periods of net loss, stock-based awards are anti-dilutive and therefore excluded from the (loss) earnings per share calculation.
Anti-dilutive stock-based awards excluded from the computation of diluted (loss) earnings per share using the treasury stock method includes the following:

In thousands
	Year Ended December 31,
	2021	2020	2019
Options excluded from computation of diluted loss per share.	1,897	3,017	4,507
RSUs excluded from computation of diluted loss per share.	63	4	98
PSUs are offered to key employees and are subject to achievement of specified performance conditions. Contingently issuable shares are excluded from the computation of diluted earnings per share based on current period results. The shares would not be issuable if the end of the year were the end of the contingency period. If such goals are not met, no compensation expense is recognized, and any previously recognized compensation expense is reversed.

2021 10-K Annual Report	Stericycle, Inc. • 82

Table of Contents	PART II
NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the changes in the components of accumulated other comprehensive loss:

In millions
	Currency Translation (Loss) Income Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of January 1, 2019	$(362.3)	$(3.0)	$(365.3)
Accelerated amortization of interest rate lock premiums	—	2.3	2.3
Cumulative currency translation loss realized through disposition of Mexico operations	18.9	—	18.9
Cumulative currency translation loss realized through disposition of Chile operations	16.8	—	16.8
Year change	8.5	0.7	9.2
Balance as of December 31, 2019	(318.1)	—	(318.1)
Cumulative currency translation loss realized through disposition of Argentina operations	87.2	—	87.2
Year change	43.5	—	43.5
Balance as of December 31, 2020	(187.4)	—	(187.4)
Cumulative currency translation loss realized through disposition of Japan operations	3.8	—	3.8
Year change	(35.2)	—	(35.2)
Balance as of December 31, 2021	$(218.8)	$—	$(218.8)

NOTE 17 – SEGMENT REPORTING

The Company evaluates, oversees and manages the financial performance of two operating and reportable segments – North America and International. Other includes costs related to corporate enabling and shared services functions, annual incentive compensation, and stock-based compensation.
The North America and International segments offer the following services: RWCS, which provide collection and processing of regulated and specialized waste, including medical (including reusable sharps disposal management services), pharmaceutical and hazardous waste, for disposal and compliance programs (under the Steri-Safe®, Clinical Services, First Practice Management, SeguriMed and EnviroAssure brand names) and communication solutions such as appointment reminders, secure messaging, event registration and other communications for hospitals and IDN’s; and SID Services, which provide for the collection of personal and confidential information for secure destruction and recycling of shredded paper.
.

2021 10-K Annual Report	Stericycle, Inc. • 83

Table of Contents	PART II
The following tables show financial information for the Company's reportable segments:

In millions
	Year Ended December 31,
	2021	2020	2019
Revenues
North America	$2,136.5	$2,189.2	$2,739.9
International	510.4	486.3	569.0
Total	$2,646.9	$2,675.5	$3,308.9
Depreciation (1)
North America	$73.5	$78.1	$88.7
International	19.2	21.7	27.3
Other	12.7	6.8	9.8
Total	$105.4	$106.6	$125.8
Intangible Amortization
North America	$95.8	$98.3	$111.1
International	22.1	26.6	34.1
Other	—	—	—
Total	$117.9	$124.9	$145.2
Adjusted Income from Operations
North America	$587.6	$606.0	$595.0
International	53.6	46.5	70.7
Other	(288.8)	(263.9)	(213.7)
Total	$352.4	$388.6	$452.0
Total Assets
North America	$4,364.6	$4,377.5	$5,183.5
International	876.4	946.0	980.4
Other	232.1	258.4	273.1
Total	$5,473.1	$5,581.9	$6,437.0
(1) Excludes depreciation of $0.6 million, $2.0 million, and $1.8 million for the years ended December 31, 2021, 2020, and 2019, respectively, which is included as part of ERP Implementation.
The following table reconciles the Company's primary measure of segment profitability, Adjusted Income from Operations, to (Loss) income from operations:

In millions
	Year Ended December 31,
	2021	2020	2019
Total Reportable Segment Adjusted Income from Operations	$352.4	$388.6	$452.0
Intangible Amortization	(117.9)	(124.9)	(145.2)
ERP Implementation	(59.0)	(50.8)	(67.7)
Operational Optimization	—	(3.1)	(14.5)
Portfolio Optimization	(3.3)	(133.0)	(118.2)
Litigation, Settlements and Regulatory Compliance	(93.2)	(20.3)	(28.2)
Asset Impairments	(6.7)	(15.5)	(22.1)
Goodwill Impairment	—	—	(228.3)
Other	—	(9.1)	(39.7)
Income (loss) from operations	$72.3	$31.9	$(211.9)

2021 10-K Annual Report	Stericycle, Inc. • 84

Table of Contents	PART II
NOTE 18 – GEOGRAPHIC AREA

The following table presents consolidated revenues and long-lived assets by geographic region:

In millions
	Year Ended December 31,
	2021	2020	2019
Revenues
U.S.	$1,995.2	$2,067.3	$2,586.8
International:
Europe	427.0	377.7	379.3
Other international countries	224.7	230.5	342.8
Total international	651.7	608.2	722.1
Total	$2,646.9	$2,675.5	$3,308.9
Long-Lived Assets
U.S.	$4,052.0	$4,086.0	$4,700.6
International:
Europe	589.2	632.5	636.5
Other international countries	194.8	254.5	301.0
Total international	784.0	887.0	937.5
Total	$4,836.0	$4,973.0	$5,638.1
NOTE 19 – LEGAL PROCEEDINGS

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

2021 10-K Annual Report	Stericycle, Inc. • 85

Table of Contents	PART II
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
As previously disclosed, the Company has engaged in settlement discussions in connection with the foregoing government investigations. The Company has reached agreements in principle with the DOJ and the SEC to settle these matters. Under the Company’s agreement in principle with the DOJ, the Company would enter into a deferred prosecution agreement (“DPA”) with the DOJ, under which the DOJ would defer criminal prosecution of the Company for a period of three years for charges relating to conspiracy to violate the anti-bribery and books and records provisions of the FCPA. If the Company remains in compliance with the DPA during its three-year term, the deferred charge against the Company would be dismissed with prejudice. The Company would pay $52.5 million in criminal fines to the DOJ. Under the Company’s agreement in principle with the SEC, the Company would enter into an administrative resolution with the SEC with respect to alleged violations of the anti-bribery, books and records and internal controls provisions of the FCPA, and would disgorge $22.2 million and pay pre-judgment interest of $6.0 million to the SEC. In addition, under both the agreement in principle with the DOJ and with the SEC, the Company would engage an independent compliance monitor for two years and undertake compliance with self-reporting obligations for an additional year. Based on these agreements in principle and as provided by U.S. GAAP, in addition to the $61.0 million previously accrued, the Company has recognized an additional estimated aggregate accrued liability for these matters of approximately $19.7 million within its consolidated financial statements as of December 31, 2021, for a total accrual of $80.7 million relating to these matters. Final resolution of these matters is subject to negotiation of documentation satisfactory to all parties. It is also subject to final approvals by the Company’s board of directors, the DOJ, and the SEC, and may require court approval of the DPA. The Company is also discussing potential settlement of investigations by Brazilian authorities. Because negotiations with the Brazilian authorities are ongoing, the Company cannot predict with certainty the outcome of these negotiations, including whether a settlement will be reached, the amount of any potential monetary payments, or injunctive or other relief. In the event the Company is able to negotiate a settlement with the Brazilian authorities, certain monetary portions of the agreements in principle with the DOJ and SEC may be offset by payments made thereto. At the present time, the Company is unable to reasonably estimate nor provide any assurance regarding the amount of any potential loss in excess of the amount accrued relating to these matters.
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

2021 10-K Annual Report	Stericycle, Inc. • 86

Table of Contents	PART II
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

2021 10-K Annual Report	Stericycle, Inc. • 87

Table of Contents	PART II
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
The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective as of December 31, 2021, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 (included elsewhere herein).
Changes in Internal Controls
During the fourth quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

2021 10-K Annual Report	Stericycle, Inc. • 88

Table of Contents	PART II
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Stericycle, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Stericycle, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stericycle, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of loss, comprehensive (loss) income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 24, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Chicago, Illinois
February 24, 2022

2021 10-K Annual Report	Stericycle, Inc. • 89

Table of Contents	PART II
Item 9B. Other Information

None.
Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspection

None.

2021 10-K Annual Report	Stericycle, Inc. • 90

Table of Contents	PART III
PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item regarding our directors is incorporated by reference to the information contained under the caption "Election of Directors" in our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.
The information required by this Item regarding our executive officers is contained under the caption "Information about our Executive Officers" in Item 1 of Part I of this Report.
The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information contained under the caption "Delinquent Section 16(a) Reports" in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.
We have adopted a code of business conduct that applies to all of our employees.  The Code of Business Conduct and Ethics is available on our website, www.stericycle.com, under "About Us/Investors/Investor Relations/Corporate Governance/Governance Documents."  We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website.
The information required by this Item regarding certain corporate governance matters is incorporated by reference to the information contained under the caption "Election of Directors" in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.
Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information contained under the caption "Compensation Discussion and Analysis" and following sections (up to Item 3) in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information contained under the captions "Stock Ownership" and "Compensation Discussion and Analysis" and following sections (up to Item 2) in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.
Equity Compensation Plans
The following table summarizes information as of December 31, 2021 relating to our equity compensation plans pursuant to which stock option grants, RSUs, PSUs or other rights to acquire shares of our common stock may be made or issued:
Equity Compensation Plan Information

In millions, except per share data
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Vesting of RSUs (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by our security holders (1)	2.8	$91.21	5.5
(1)These plans consist of our 2021 Plan, 2017 Plan, 2014 Plan, 2011 Plan, 2008 Plan, 2005 Plan, the ESPP Plan, and the Canadian ESPP.

2020 10-K Annual Report	Stericycle, Inc. • 91

Table of Contents	PART III
Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item regarding our policies and procedures for the review, approval or ratification of transactions with related persons is incorporated by reference to the information contained under the caption "Policy on Related Party Transactions" in Item 1 of our definitive proxy statement for our 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.
The information required by this Item regarding director independence is incorporated by reference to the information contained in Item 1 of our definitive proxy statement for our 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.
Item 14. Principal Accounting Fees and Services

Incorporated by reference from the information under the caption "Ratification of the Appointment of Ernst & Young LLP as Our Independent Registered Public Accounting Firm for 2022" in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

2021 10-K Annual Report	Stericycle, Inc. • 92

Table of Contents	PART IV
PART IV
Item 15. Exhibits

(a) List of Financial Statements and Exhibits
We have filed the following financial statements as part of this report:

2020 10-K Annual Report	Stericycle, Inc. • 93

Table of Contents	PART IV
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
4.8*
Indenture, dated as of November 24, 2020, between Stericycle, Inc., the name guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed November 24, 2020)

4.9*	Form of 3.875% Senior Notes due January 2029 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed November 24, 2020)
10.1*
Amended and Restated Credit Agreement, dated as of September 30, 2021, among Stericycle, Inc. and certain subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swing line lender, a lender and a letter of credit issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 4, 2021)

10.2*†	2000 Non-statutory Stock Option Plan ("2000 Plan") (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed March 25, 2002)
10.3*†	2005 Incentive Stock Plan ("2005 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2005 (Registration No. 333-127353))
10.4*†	First amendment to 2005 Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2008)
10.5*†	2008 Incentive Stock Plan ("2008 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 8, 2008 (Registration No. 333-152877))
10.6*†	First amendment to 2008 Plan (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for 2009)
10.7*†	Amendment to 2000 Plan, 2005 Plan and 2008 Plan (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for 2012)
10.8*†	2011 Incentive Stock Plan ("2011 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2011 (Registration No. 333-176165))
10.9*†	2014 Incentive Stock Plan ("2014 Plan") (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed December 23, 2014 (Registration No. 333-201236))
10.10*†	Stericycle, Inc. 2017 Long-Term Incentive Plan ("2017 Plan") (incorporated by reference to Exhibit B to our Definitive Proxy Statement on Schedule 14A filed April 14, 2017)

2021 10-K Annual Report	Stericycle, Inc. • 94

Table of Contents	PART IV

10.11*†	Form of Stock Option Agreement under 2005 Plan, 2008 Plan, 2011 Plan, and 2014 Plan (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K filed February 28, 2012)
10.12*†	Form of Restricted Stock Unit Award under 2008 Plan, 2011 Plan, and 2014 Plan (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K filed February 28, 2012)
10.13*†	Form of Performance-Based Restricted Stock Unit Award under 2011 Plan and 2014 Plan (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed March 15, 2017)
10.14*†	Form of Agreement for Stock Option Grant under 2008 Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 15, 2018)
10.15*†	Form of Agreement for Stock Option Grant under 2011 Plan (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed February 28, 2020)
10.16*†	Form of Agreement for Restricted Stock Unit Award under the 2011 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed April 29, 2021)
10.17*†
Form of Agreement for Performance-Based Restricted Stock Unit Award under the 2011 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed April 29, 2021)

10.18*†	Form of Agreement for Stock Option Grant under 2014 Plan (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K filed February 28, 2020)
10.19*†	Form of Agreement for Stock Option Grant under 2017 Plan (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K filed February 28, 2020)
10.20*†	Form of Agreement for Restricted Stock Unit Award under 2017 Plan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed March 15, 2018)
10.21*†	Form of Performance-Based Restricted Stock Unit Award under 2017 Plan (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed February 28, 2020)
10.22*†
Form of Agreement for Performance-Based Restricted Stock Unit Award (Digital Transformation) under 2017 Plan (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed March 15, 2018)

10.23*†	Form on Agreement of Stock Option Grant under 2017 Plan (incorporated by reference to Exhibit 10.46 to our annual report on Form 10-K for 2018)
10.24*†	Form on Agreement of Stock Option Grant under 2017 Plan (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed February 28, 2020)
10.25*†	Bonus conversion program (2018 plan year) (incorporated by reference to Exhibit 10.28 to our annual report on Form 10-K for 2017)
10.26*†	Amended and Restated Employee Stock Purchase Plan effective May 24, 2017 (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed April 14, 2017)
10.27*†	Canadian Employee Stock Purchase Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed April 15, 2016)
10.28*†	Plan of Compensation for Outside Directors (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed August 9, 2016)
10.29*†	Form of Director Restricted Stock Unit Award under 2017 Plan (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed February 26, 2018)
10.30*	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed March 15, 2017)
10.31*†	Executive Severance and Change in Control Plan (as amended) (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed February 28, 2020)
10.32*†	Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 30, 2016)
10.33*†	Form of Agreement for Stock Option Grant under 2011 Plan (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed February 28, 2020)
10.34*†	Form of Agreement for Stock Option Grant under 2014 Plan (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed February 28, 2020)
10.35*†	Form of Agreement for Stock Option Grant under 2017 Plan (related to Spain) (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed February 28, 2020)
10.36*†	Form of Agreement for Stock Option Grant under 2017 Plan (related to U.K. Executive) (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K filed February 28, 2020)
10.37*†	Form of Agreement for Stock Option Grant under 2017 Plan (related to U.K. Non-Executive) (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed February 28, 2020)
10.38*†	Form of Agreement for Stock Option Grant under 2017 Plan (related to Ireland Non-Executive) (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K filed February 28, 2020)
10.39*†	Form of Agreement for Stock Option Grant under 2017 Plan (related to Canada Non-Executive) (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K filed February 28, 2020)
10.40*†	Form of Agreement for Stock Option Grant under 2017 Plan (related to Singapore Non-Executive) (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K filed February 28, 2020)
10.41*†
Form of Agreement for Performance-Based Restricted Stock Unit Award (Digital Transformation) under 2017 Plan (incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K filed February 28, 2020)

10.42*†	Form of Agreement for Stock Option Grant under 2017 Plan (related to Chile Non-Executive) (incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K filed February 28, 2020)
10.43*†
Stock Option Award Agreement under 2017 Plan (Participants Not Eligible for Executive Severance and CIC Plan) (incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K filed February 28, 2019)

2021 10-K Annual Report	Stericycle, Inc. • 95

Table of Contents	PART IV

10.44*
Cooperation Agreement, dated as of March 26, 2020, between Stericycle, Inc. and Saddle Point Management, L.P. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 30, 2020)

10.45*†	Stericycle, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed April 14, 2021)
10.46*†	Form of Agreement for Director Restricted Stock Unit Award under the 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed August 6, 2021)
10.47*†	Form of Restricted Stock Unit Award Agreement under the 2021 Long-Term Incentive Plan
10.48*†	Form of Performance Stock Unit Award Agreement under the 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q filed August 6, 2021)
14*	Code of ethics (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K file March 15, 2004
21	Subsidiaries	x
23	Consent of Independent Registered Public Accounting Firm	x
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	x
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	x
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	x
101
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Cover Page, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Loss, (iv) the Consolidated Statements of Comprehensive (Loss) Income, (v) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail.
x
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)	x
x    Filed herewith
*    Previously filed
†    Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K
Item 16. Form 10-K Summary

None.

2021 10-K Annual Report	Stericycle, Inc. • 96

Table of Contents	SIGNATURES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 24, 2022

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
Dated: February 24, 2022

2020 10-K Annual Report	Stericycle, Inc. • 97

Table of Contents	SIGNATURES

Name	Title	Date

/s/ CINDY J. MILLER	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2022
Cindy J. Miller

/s/ JANET H. ZELENKA	Executive Vice President, Chief Financial Officer, and Chief Information Officer (Principal Financial Officer)	February 24, 2022
Janet H. Zelenka

/s/ RICHARD J. HOFFMAN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2022
Richard J. Hoffman

/s/ ROBERT S. MURLEY	Chairman of the Board of Directors	February 24, 2022
Robert S. Murley

/s/ BRIAN P. ANDERSON	Director	February 24, 2022
Brian P. Anderson

/s/ LYNN D. BLEIL	Director	February 24, 2022
Lynn D. Bleil

/s/ THOMAS F. CHEN	Director	February 24, 2022
Thomas F. Chen

/s/ J. JOEL HACKNEY JR.	Director	February 24, 2022
J. Joel Hackney Jr.

/s/ VERONICA M. HAGEN	Director	February 24, 2022
Veronica M. Hagen

/s/ STEPHEN C. HOOLEY	Director	February 24, 2022
Stephen C. Hooley

/s/ JAMES J. MARTELL	Director	February 24, 2022
James J. Martell

/s/ KAY G. PRIESTLY	Director	February 24, 2022
Kay G. Priestly

/s/ JAMES L. WELCH	Director	February 24, 2022
James L. Welch

/s/ MIKE S. ZAFIROVSKI	Director	February 24, 2022
Mike S. Zafirovski

2021 10-K Annual Report	Stericycle, Inc. • 98