Form 10-Q
period 2022-03-31
STERICYCLE INC
filed 2022-04-28
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
[Mark One]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒
Smaller reporting company ☐
Accelerated filer ☐
Emerging growth company ☐
Non-accelerated filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On April 25, 2022, there were 92,088,094 shares of the Registrant’s Common Stock outstanding.

2022 Q1 10-Q Report	Stericycle, Inc. ●	3

Glossary of Defined Terms
Unless the context requires otherwise, the “Company”, “Stericycle”, “we”, “us” or “our” refers to Stericycle, Inc. on a consolidated basis. The Company also uses several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined below:

Abbreviation	Description
2021 Form 10-K	Annual report on Form 10-K for the year ended December 31, 2021
Adjusted Income from Operations	Income from Operations adjusted for certain items discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ASU	Accounting Standards Update
CDC	U.S. Centers for Disease Control and Prevention
Credit Agreement Defined Debt Leverage Ratio	As of any date of determination, the ratio of (a) (i) Consolidated Funded Indebtedness as of such date minus (ii) Unrestricted Cash as of such date to (b) Consolidated EBITDA for the period of four fiscal quarters most recently ended on or prior to such date
COR	Cost of Revenues
COVID-19	The global novel coronavirus disease 2019 outbreak, which the World Health Organization declared as to be a pandemic
Credit Agreement	Amended and Restated Credit Agreement dated as of September 30, 2021, among the Company and certain subsidiaries as borrowers. Bank of America, N.A., as administrative agent, swing line lender, a lender and a letter of credit issuer and the other lenders party thereto, as amended
Credit Facility	The Company's $1.2 billion credit facility due in September of 2026 granted under the terms of the Credit Agreement
DEA	U.S. Drug Enforcement Administration. The DEA is a division of the U.S. Department of Justice. It is the federal agency which regulates the manufacture, dispensing, storage, and shipment of controlled substances including medications with human abuse potential
DOJ	U.S. Department of Justice
Domestic Environmental Solutions	Hazardous Waste Solutions and Manufacturing and Industrial Services
DOT	U.S. Department of Transportation
DSO	Days Sales Outstanding, defined as the average number of days that it takes a company to collect payment after revenue has been recorded, computed as the trailing twelve months of Revenues for the period ended DSO, divided by the Accounts Receivable balance at the end of the period
DTSC	U.S. Department of Toxic Substances Control
EBITDA	Earnings Before Interest, Taxes, Depreciation & Amortization. Another common financial term utilized by Stericycle to analyze the core profitability of the business before interest, tax, depreciation and amortization
EPA	U.S. Environmental Protection Agency
ERP	Enterprise Resource Planning
Exchange Act	U.S. Securities Exchange Act of 1934
FCPA	U.S. Foreign Corrupt Practices Act
FCPA Settlement	FCPA Settlement with the Securities and Exchange Commission, the Department of Justice and Brazilian authorities of approximately $90.0 million
International	Operating segment including Europe, Middle East, Asia Pacific and Latin America Business operations outside of North America
IRS	U.S. Internal Revenue Service
North America	Operating segment in North America, including Puerto Rico
NOV	Notice of Violation
OSHA	U.S. Occupational Safety and Health Act of 1970
Other Costs	Represents corporate enabling and shared services costs, annual incentive and stock-based compensation
Purchase Agreement	Stock Purchase Agreement, dated as of February 6, 2020, by and between Stericycle, Inc., and the Harsco Corporation and CEI Holding LLC, a Delaware limited liability company and subsidiary of Harsco Corporation
PSU	Performance-based Restricted Stock Unit
ROU	Right-of-Use as defined in ASU No. 2018-11, Leases (Topic 842)
RSU	Restricted Stock Unit
RTO	Return to Office
RWCS	Regulated Waste and Compliance Services, a business unit that provides regulated medical waste services and communication solutions
SEC	U.S. Securities and Exchanges Commission
Senior Notes	5.375% ($600.0 million) Senior Notes due July 2024 and 3.875% ($500.0 million) Senior Notes due January 2029
SG&A	Selling, General and Administrative expenses
SID	Secure Information Destruction Services, a business unit that provides regulated confidential customer material shredding services and recycling of shredded paper
SOP	Sorted Office Paper
SQ Settlement	Small quantity medical waste customers class action settlement of $295.0 million
Term Facility	Aggregate amount of commitments made by any lender under the terms of the Credit Agreement
Term Loans	Advances made by any lender under the Term Facility
U.S.	United States of America
U.S. GAAP	U.S. Generally Accepted Accounting Principles

2022 Q1 10-Q Report	Stericycle, Inc. ●	4

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited)

In millions, except per share data
	Three Months Ended March 31,
	2022	2021
Revenues	$664.2	$668.0
Cost of revenues	419.7	406.6
Gross profit	244.5	261.4
Selling, general and administrative expenses	238.6	202.3
Income from operations	5.9	59.1
Interest expense, net	(16.3)	(18.4)
Other expense, net	(0.8)	(0.7)
(Loss) income before income taxes	(11.2)	40.0
Income tax expense	(2.9)	(13.8)
Net (loss) income	(14.1)	26.2
Net income attributable to noncontrolling interests	(0.1)	(0.1)
Net (loss) income attributable to Stericycle, Inc. common shareholders	$(14.2)	$26.1
(Loss) earnings per common share attributable to Stericycle, Inc. common shareholders:
Basic	$(0.15)	$0.29
Diluted	$(0.15)	$0.28
Weighted average number of common shares outstanding:
Basic	92.0	91.6
Diluted	92.0	92.0
See accompanying Notes to Condensed Consolidated Financial Statements.

2022 Q1 10-Q Report	Stericycle, Inc. ●	5

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

In millions
	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(14.1)	$26.2

Other comprehensive (loss) income:
Currency translation adjustments	(8.9)	(13.1)
Total other comprehensive (loss) income	(8.9)	(13.1)

Comprehensive (loss) income	(23.0)	13.1
Less: comprehensive income attributable to noncontrolling interests	(0.1)	(0.1)
Comprehensive (loss) income attributable to Stericycle, Inc. common shareholders	$(22.9)	$13.2
See accompanying Notes to Condensed Consolidated Financial Statements.

2022 Q1 10-Q Report	Stericycle, Inc. ●	6

STERICYCLE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except per share data
	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$59.6	$55.6
Accounts receivable, less allowance for doubtful accounts of $48.2 in 2022 and $43.3 in 2021	457.2	420.4
Prepaid expenses	42.9	45.6
Other current assets	53.8	53.9
Total Current Assets	613.5	575.5
Property, plant and equipment, less accumulated depreciation of $677.8 in 2022 and $658.5 in 2021	713.1	711.0
Operating lease right-of-use assets	346.5	344.8
Goodwill	2,808.8	2,815.7
Intangible assets, less accumulated amortization of $768.2 in 2022 and $736.6 in 2021	932.9	964.5
Other assets	62.3	61.6
Total Assets	$5,477.1	$5,473.1
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$17.3	$19.9
Bank overdrafts	1.0	1.6
Accounts payable	210.9	218.9
Accrued liabilities	308.8	359.6
Operating lease liabilities	84.6	85.5
Other current liabilities	46.9	46.2
Total Current Liabilities	669.5	731.7
Long-term debt, net	1,678.3	1,589.8
Long-term operating lease liabilities	282.0	279.8
Deferred income taxes	410.4	411.0
Long-term taxes payable	15.9	19.1
Other liabilities	39.6	38.9
Total Liabilities	3,095.7	3,070.3

Commitments and contingencies

EQUITY
Common stock (par value $0.01 per share, 120.0 shares authorized, 92.1 and 91.9 issued and outstanding in 2022 and 2021, respectively)	0.9	0.9
Additional paid-in capital	1,263.4	1,261.8
Retained earnings	1,340.6	1,354.8
Accumulated other comprehensive loss	(227.4)	(218.8)
Total Stericycle, Inc.’s Equity	2,377.5	2,398.7
Noncontrolling interests	3.9	4.1
Total Equity	2,381.4	2,402.8
Total Liabilities and Equity	$5,477.1	$5,473.1
See accompanying Notes to Condensed Consolidated Financial Statements.

2022 Q1 10-Q Report	Stericycle, Inc. ●	7

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In millions
	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net (loss) income	$(14.1)	$26.2
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	27.3	25.5
Intangible amortization	32.4	29.8
Stock-based compensation expense	4.8	5.1
Deferred income taxes	0.7	(2.1)
Loss on disposal of property plant and equipment and other charges	0.3	—
Other, net	0.6	1.9
Changes in operating assets and liabilities:
Accounts receivable	(37.3)	(10.4)
Prepaid expenses	2.9	14.4
Accounts payable	(2.1)	11.2
Accrued liabilities	(40.9)	(34.2)
Other assets and liabilities	(13.4)	(4.8)
Net cash from operating activities	(38.8)	62.6
INVESTING ACTIVITIES:
Capital expenditures	(37.5)	(24.7)
Other, net	0.7	0.2
Net cash from investing activities	(36.8)	(24.5)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(5.6)	(6.3)
Repayments of foreign bank debt	(0.1)	(0.1)
Repayments of term loan	—	(11.9)
Proceeds from credit facility	364.4	269.3
Repayments of credit facility	(272.5)	(288.8)
(Repayment of) proceeds from bank overdrafts, net	(0.7)	4.3
Payments of finance lease obligations	(0.9)	(0.9)
Proceeds from issuance of common stock, net of (payments of) taxes from withheld shares	(5.2)	(5.1)
Payments to noncontrolling interest	—	(0.6)
Net cash from financing activities	79.4	(40.1)
Effect of exchange rate changes on cash and cash equivalents	0.2	(1.3)
Net change in cash and cash equivalents	4.0	(3.3)
Cash and cash equivalents at beginning of period	55.6	53.3
Cash and cash equivalents at end of period	$59.6	$50.0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$28.0	$20.0
Income taxes paid (refund), net	$1.4	$1.9
Capital expenditures in Accounts payable	$17.5	$15.5
See accompanying Notes to Condensed Consolidated Financial Statements.

2022 Q1 10-Q Report	Stericycle, Inc. ●	8

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2021	91.9	$0.9	$1,261.8	$1,354.8	$(218.8)	$4.1	$2,402.8
Net loss	—	—	—	(14.2)	—	0.1	(14.1)
Currency translation adjustment	—	—	—	—	(8.6)	(0.3)	(8.9)
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.2	—	(3.2)	—	—	—	(3.2)
Stock-based compensation expense	—	—	4.8	—	—	—	4.8
Balance as of March 31, 2022	92.1	$0.9	$1,263.4	$1,340.6	$(227.4)	$3.9	$2,381.4

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2020	91.6	$0.9	$1,234.0	$1,382.6	$(187.4)	$4.3	$2,434.4
Net income	—	—	—	26.1	—	0.1	26.2
Currency translation adjustment	—	—	—	—	(12.9)	(0.2)	(13.1)
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.2	—	(3.2)	—	—	—	(3.2)
Stock-based compensation expense	—	—	5.1	—	—	—	5.1
Changes in noncontrolling interest	—	—	—	—	—	(0.6)	(0.6)
Balance as of March 31, 2021	91.8	$0.9	$1,235.9	$1,408.7	$(200.3)	$3.6	$2,448.8
See accompanying Notes to Condensed Consolidated Financial Statements.

2022 Q1 10-Q Report	Stericycle, Inc. ●	9

STERICYCLE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Stericycle, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company's Condensed Consolidated Financial Statements were prepared in accordance with U.S. GAAP and include the assets, liabilities, revenues, and expenses of all wholly owned subsidiaries and majority-owned subsidiaries over which the Company exercises control. Outside shareholders' interests in subsidiaries are shown on the Condensed Consolidated Financial Statements as “Noncontrolling interests”.
The accompanying unaudited Condensed Consolidated Financial Statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021, have been prepared pursuant to the rules and regulations of the SEC for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements prepared in conformity with U.S. GAAP. In the opinion of management, however, all adjustments, consisting of normal recurring adjustments necessary to present fairly the results of operations, financial position and cash flows have been made. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2021 Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year or any other period.
Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Some areas where the Company makes estimates include allowance for doubtful accounts, credit memo reserves, contingent liabilities, asset retirement obligations, stock compensation expense, income tax assets and liabilities, accrued employee health and welfare benefits, accrued auto and workers’ compensation self-insured claims, leases, acquisition related long-lived assets, goodwill and held for sale impairment valuations. Such estimates are based on historical trends and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.
Accounting Standards Issued But Not Yet Adopted: To date, there have been no recent accounting pronouncements not yet effective that will have a material, or potentially material, impact to our Condensed Consolidated Financial Statements.

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
The Company’s customers typically enter into a contract for the provision of services on a regular and scheduled basis (e.g. weekly or monthly) or on an as needed basis (e.g. one-time service) over the contract term. Under the contract terms, the Company receives fees based on a monthly, quarterly or annual rate and/or fees based on contractual rates depending upon measures including the volume, weight, and type of waste, number and size of containers collected, weight and type of shredded paper, and number of call minutes.
Amounts are invoiced based on the terms of the underlying contract either on a regular basis (e.g. monthly or quarterly) or as services are performed and are generally due within a short period of time after invoicing based upon normal terms and conditions for our business type and the geography of the services performed.

Disaggregation of Revenues

2022 Q1 10-Q Report	Stericycle, Inc. ●	10

The following table presents revenues disaggregated by service and reportable segments:

In millions
	Three Months Ended March 31,
	2022	2021
Revenue by Service
Regulated Waste and Compliance Services	$452.6	$473.6
Secure Information Destruction Services	211.6	194.4
Total Revenues	$664.2	$668.0
North America
Regulated Waste and Compliance Services	$362.1	$366.8
Secure Information Destruction Services	181.6	166.9
Total North America Segment	$543.7	$533.7
International
Regulated Waste and Compliance Services	$90.5	$106.8
Secure Information Destruction Services	30.0	27.5
Total International Segment	$120.5	$134.3
Contract Liabilities
Contract liabilities at March 31, 2022 and December 31, 2021, were $9.3 million and $9.0 million, respectively. Substantially all of the contract liabilities as of March 31, 2022, are expected to be recognized in Revenues, as the amounts are earned, which will be over the next 12 months.
Contract Acquisition Costs
The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are deferred and amortized to SG&A over a weighted average estimated period of benefit of 6.5 years.
During the three months ended March 31, 2022 and 2021, the Company amortized $3.4 million and $3.0 million, respectively, of deferred sales incentives to SG&A.
Total contract acquisition costs, net of accumulated amortization, were classified as follows:

In millions
	March 31, 2022	December 31, 2021
Other current assets	$12.9	$12.4
Other assets	35.8	34.3
Total contract acquisition costs	$48.7	$46.7
Allowance for Doubtful Accounts
The Company estimates its allowance for doubtful accounts based on past collection history and specific risks identified among uncollected amounts, as well as management’s expectation of future economic conditions. If current or expected future economic trends, events, or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due receivable balances are generally written off when the Company’s collection efforts have been exhausted.

The changes in allowance for doubtful accounts were reported as follows:

2022 Q1 10-Q Report	Stericycle, Inc. ●	11

In millions
	Three Months Ended March 31,
	2022	2021
Beginning Balance	$43.3	$56.2
Bad debt expense, net of recoveries	5.4	0.3
Write-offs	(2.5)	(4.7)
Other changes(1)	2.0	(1.3)
Ending Balance	$48.2	$50.5
(1) Amount consists primarily of currency translation adjustments.

NOTE 3 – DIVESTITURES
On September 1, 2021, the Company completed the sale of its operations in Japan for cash proceeds of $11.3 million reported in International. On December 1, 2021, the Company completed the sale of its Environmental Solutions operations in Canada for cash proceeds of $24.4 million reported in North America. The results of operations of these divested businesses have been excluded from our Condensed Consolidated Financial Statements from the date of the divestitures.

NOTE 4 – ACQUISITION
Acquisition
The Company acquired a midwest-based regulated waste business in North America on December 31, 2021, which is considered to be complementary to existing operations and aligns with the Company’s portfolio optimization strategy.
The total purchase consideration was $43.4 million and has been preliminarily allocated to the assets and liabilities based on estimated fair values as of the acquisition date, with the excess of the purchase price over the net assets acquired of $22.0 million recorded as goodwill based on the strategic benefits to be achieved and is deductible for tax purposes. The Company is still in the process of valuing the assets acquired in the acquisition and has not recorded any purchase accounting adjustments in the first quarter of 2022.

2022 Q1 10-Q Report	Stericycle, Inc. ●	12

NOTE 5 – LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

In millions
	March 31, 2022	December 31, 2021
$1.2 billion Credit Facility, due in 2026	$338.6	$247.0
$200 million Term Loan, due in 2026	200.0	200.0
$600 million Senior Notes, due in 2024	600.0	600.0
$500 million Senior Notes, due in 2029	500.0	500.0
Promissory notes and deferred consideration weighted average maturity of 3.9 years at 2022 and 3.7 years at 2021	49.0	54.6
Foreign bank debt weighted average maturity 5.7 years at 2022 and 6.0 years at 2021	0.6	0.7
Obligations under finance leases	20.5	21.4
Total debt	1,708.7	1,623.7
Less: current portion of total debt	17.3	19.9
Less: unamortized debt issuance costs	13.1	14.0
Long-term portion of total debt	$1,678.3	$1,589.8
The estimated fair value of our debt approximated $1.65 billion and $1.63 billion as of March 31, 2022 and December 31, 2021, respectively. These fair value amounts were estimated using an income approach by applying market interest rates for comparable instruments and developed based on inputs classified as Level 2.

On April 26, 2022, we entered into a First Amendment which amends, among other provisions, the Credit Agreement to modify the definition of Consolidated EBITDA to add back certain charges in connection with the FCPA Settlement in an aggregate amount not to exceed (i) $61.0 million for the fiscal quarter ended September 30, 2021, (ii) $19.7 million for the fiscal quarter ended December 31, 2021, and (iii) $9.2 million for the fiscal quarter ended March 31, 2022. The Credit Agreement retains, among other covenants, its financial covenant requiring maintenance of a maximum Consolidated Leverage Ratio of 4.25 to 1.00 in any fiscal quarter ending before September 30, 2022 and 4.00 to 1.00 for any fiscal quarter ending on or after September 30, 2022, which includes, among other provisions, continuation of $100.0 million cash add backs to EBITDA through December 31, 2022, with no further add backs thereafter.

As of March 31, 2022, the Company was in compliance with its financial covenants. The Credit Agreement Defined Debt Leverage Ratio covenant was 3.81 to 1.00, which was below the allowed maximum ratio of 4.25 to 1.00 as set forth in the amended Credit Agreement.

In connection with the First Amendment, in April 2022, the Company incurred issuance costs of $0.4 million.

Amounts committed to outstanding letters of credit and the unused portion of the Company’s Credit Facility were as follows:

In millions
	March 31, 2022	December 31, 2021
Outstanding letters of credit under Credit Facility	$69.9	$71.4
Unused portion of the Credit Facility	791.5	881.5

2022 Q1 10-Q Report	Stericycle, Inc. ●	13

NOTE 6 – INCOME TAXES

The Company reported income tax expense of $2.9 million and $13.8 million for the three months ended March 31, 2022 and 2021, respectively. The effective tax rates for the three months ended March 31, 2022 and 2021, were (25.9)% and 34.5%, respectively. The effective tax rate for the three months ended March 31, 2022, reflects (i) a nondeductible FCPA Settlement accrual increase, (ii) losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances, and (iii) equity-based compensation awards expiring without a tax benefit. The effective tax rate for the three months ended March 31, 2021, reflects (i) losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances and (ii) equity-based compensation awards expiring without a tax benefit.

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

In millions of shares
	Three Months Ended March 31,
	2022	2021
Weighted average common shares outstanding - basic	92.0	91.6
Incremental shares outstanding related to stock-based awards (1)	—	0.4
Weighted average common shares outstanding - diluted	92.0	92.0
(1) In periods of net loss, stock-based awards are anti-dilutive and therefore excluded from the (loss) earnings per share calculation.
Anti-dilutive stock-based awards excluded from the computation of diluted earnings (loss) per share using the treasury stock method includes the following:

In thousands of shares
	Three Months Ended March 31,
	2022	2021
Option awards	1,456	2,372
RSU awards	122	30
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

NOTE 8 – SEGMENT REPORTING
The Company evaluates, oversees, and manages the financial performance of two operating and reportable segments – North America and International.

2022 Q1 10-Q Report	Stericycle, Inc. ●	14

The following tables show financial information for the Company's reportable segments:

In millions
	Three Months Ended March 31,
	2022	2021
Revenues
North America	$543.7	$533.7
International	120.5	134.3
Total	$664.2	$668.0
Adjusted Income from Operations
North America	$134.6	$157.6
International	11.4	12.6
Other Costs	(87.0)	(60.2)
Total	$59.0	$110.0
The following table reconciles the Company's primary measure of segment profitability, Adjusted Income from Operations, to Income from operations:

In millions
	Three Months Ended March 31,
	2022	2021
Total Reportable Segment Adjusted Income from Operations	$59.0	$110.0
Adjusting Items:
ERP Implementation	(5.6)	(17.9)
Intangible Amortization	(32.4)	(29.8)
Portfolio Optimization	(1.3)	(1.2)
Litigation, Settlements and Regulatory Compliance	(13.8)	(2.0)
Income from operations	$5.9	$59.1

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

2022 Q1 10-Q Report	Stericycle, Inc. ●	15

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

Government Investigations. On June 12, 2017, the SEC issued a subpoena to the Company, requesting documents and information relating to the Company’s compliance with the FCPA or other foreign or domestic anti-corruption laws with respect to certain of the Company’s operations in Latin America. In addition, the DOJ notified the Company that it was investigating this matter in parallel with the SEC. The Company is cooperating with these agencies and certain foreign authorities. The Company also conducted an internal investigation of these and other matters, including outside of Latin America, under the oversight of the Audit Committee of the Board of Directors and with the assistance of outside counsel.

As previously disclosed, the Company has engaged in settlement discussions in connection with the foregoing government investigations. On April 20, 2022, the Company announced that it has settled these matters with the DOJ and the SEC. Under the Company's settlement with the DOJ, the Company entered into a deferred prosecution agreement (“DPA”) with the DOJ, under which the DOJ agreed to defer criminal prosecution of the Company for a period of three years for charges of conspiring to violate the anti-bribery and books and records provisions of the FCPA. If the Company remains in compliance with the DPA during its three-year term, the deferred charge against the Company would be dismissed with prejudice. The Company agreed to pay $52.5 million in criminal fines to the DOJ, subject to offsetting up to $17.5 million of that amount based upon fines paid to Brazilian authorities (as described below). Under the Company’s settlement with the SEC, the Company entered into an administrative resolution with the SEC with respect to violations of the anti-bribery, books and records and internal controls provisions of the FCPA, and agreed to disgorge $22.2 million and pay pre-judgment interest of $6.0 million to the SEC. $4.2 million of the amount to be disgorged is subject to offset based upon amounts paid in disgorgement to Brazilian authorities (as described below). In addition, under the settlements with the DOJ and with the SEC, the Company will engage an independent compliance monitor for two years and undertake compliance with self-reporting obligations for an additional year.

Also as announced on April 20, 2022, the Company reached a settlement agreement with the Brazilian Controladora-General da Uniao (CGU) and Advocacia-General da Uniao (Attorney General Office) in the amount of $23.1 million, $13.5 million of which will offset amounts that would otherwise be paid to the DOJ and the SEC.

Based on the foregoing settlements and as provided by U.S. GAAP, in addition to the $80.7 million previously accrued in 2021, the Company has accrued an additional $9.2 million in the first quarter of 2022 for the FCPA Settlement. The aggregate estimated FCPA Settlement liability accrued in our condensed consolidated balance sheets was approximately $90.0 million and $80.7 million as of March 31, 2022 and December 31, 2021, respectively.

The Company is also discussing potential settlement of a related investigation with an additional Brazilian authority. Because this negotiation is ongoing, the Company cannot predict with certainty its outcome, including whether a settlement will be reached, the amount of any potential monetary payments, or injunctive or other relief. In the event the Company negotiates a settlement with this Brazilian authority, certain monetary portions of the agreement with

2022 Q1 10-Q Report	Stericycle, Inc. ●	16

the DOJ may be offset by payments made thereto. At the present time, the Company is unable to reasonably estimate nor provide any assurance regarding the amount of any potential loss in excess of the amount accrued relating to these matters.

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

Environmental and Regulatory Matters. The Company is subject to various federal, state and local laws and regulations. In the ordinary course of business, we are routinely involved in government enforcement proceedings, private lawsuits, and other matters alleging non-compliance by the Company with applicable law. The issues involved in these proceedings generally relate to alleged violations of existing permits or other requirements, or alleged liability due to our current operations, pre-existing conditions at the locations where we operate, and/or successor or predecessor liability associated with our portfolio optimization strategy. From time to time, the Company may be subject to fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities.

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

Separately, on August 15, 2019, the Company received from DTSC a written Intent to Deny Hazardous Waste Facility Permit application for the Rancho Cordova facility. A public hearing was held on September 22, 2019, and the public comment period closed on October 25, 2019. The Company entered a written submission as part of that process. On August 27, 2020, DTSC issued a Notice of Denial of Hazardous Waste Facility Permit Application and on September 25, 2020, the Company filed a Petition for Review, which instituted an administrative appeal of DTSC’s action. On April 8, 2022, DTSC denied that administrative appeal and on April 11, 2022, the Company filed a petition for review of that decision in the Superior Court for the State of California, which is currently pending.

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

2022 Q1 10-Q Report	Stericycle, Inc. ●	17

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

2022 Q1 10-Q Report	Stericycle, Inc. ●	18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement
This document may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. When we use words such as “believes”, “expects”, “anticipates”, “estimates”, “may”, “plan”, “will”, “goal”, or similar expressions, we are making forward-looking statements. Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of our management about future events and are therefore subject to risks and uncertainties, which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. Factors that could cause such differences include, among others, inflationary cost pressure in labor, supply chain and other expenses, decreases in the volume of regulated wastes or personal and confidential information collected from customers, the ability to implement the remaining phases of our ERP system, and disruptions resulting from deployment of our ERP system, disruptions in our supply chain, disruptions in or attacks on information technology systems, developments in the COVID-19 pandemic and the resulting impact on the results of operations, long-term remote work arrangements which may adversely affect our business, measures taken by governmental authorities to prevent the spread of the COVID-19 virus which could disrupt our supply chain, result in disruptions in transportation services and restrictions on the ability of our team members to travel, result in temporary closure of our facilities or the facilities of our customers and suppliers, affect the volume of paper processed by our secure information destruction business and the revenue generated from the sale of SOP, labor shortages, an economic disruption in the U.S. and other countries resulting from the COVID-19 virus, changing market conditions in the healthcare industry, competition and demand for services in the regulated waste and secure information destruction industries, SOP pricing volatility, foreign exchange rate volatility in the jurisdictions in which we operate, changes in governmental regulation of the collection, transportation, treatment and disposal of regulated waste or the proper handling and protection of personal and confidential information, the level of government enforcement of regulations governing regulated waste collection and treatment or the proper handling and protection of personal and confidential information, charges related to portfolio optimization or the failure of acquisitions or divestitures to achieve the desired results, failure to consummate transactions with respect to non-core businesses, the obligations to service substantial indebtedness and comply with the covenants and restrictions contained in our credit agreements and notes, a downgrade in our credit rating resulting in an increase in interest expense, political, economic, inflationary and other risks related to our foreign operations, the outcome of pending, future or settled litigation or investigations including with respect to the U.S. Foreign Corrupt Practices Act and foreign anti-corruption laws, weather and environmental changes related to climate change, requirements of customers and investors for net carbon zero emissions strategies, and the introduction of regulations for greenhouse gases, which could negatively affect our costs to operate, failure to maintain an effective system of internal control over financial reporting, as well as other factors described in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K and subsequent Quarterly Reports on Forms 10-Q. As a result, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends. We disclaim any obligation to update or revise any forward-looking or other statements contained herein other than in accordance with legal and regulatory obligations.

Overview
Stericycle is a global business-to-business services company. We provide an array of highly specialized solutions that protect the health and well-being of the people and places around us in a safe, responsible, and sustainable way. Since our founding in 1989, we have grown from a small start-up in medical waste management into a leader across a range of increasingly complex and highly regulated arenas, serving healthcare organizations and commercial businesses of every size through RWCS and SID.

Key business highlights include:
•Organic revenues grew 2.1% compared to the first quarter of 2021 with SID organic revenue growing 9.5%, which was partially offset by RWCS organic revenue declining 1.0% due to year-over-year reduction in COVID-19 related transactional volumes, such as vaccine and testing waste, international waste over-classification and patient engagement related call volumes.
•In the latter portion of the first quarter, pricing actions began to partially offset the inflationary cost pressures that accelerated compared to the fourth quarter.

2022 Q1 10-Q Report	Stericycle, Inc. ●	19

•Labor shortages improved in the latter portion of the first quarter as COVID-19 related absences and operational openings declined.
•The Company reached agreements with the SEC, the DOJ and Brazilian authorities to resolve the FCPA related investigations into conduct in the Latin America businesses before 2017.

COVID-19 Update and Other Developments
Our COVID-19 pandemic response has included efforts to protect the health and well-being of our workforce and our customers. We have worked proactively with the CDC, OSHA, DOT and other regulatory agencies around the world in an attempt to ensure readiness for proper regulated waste management. Our team has demonstrated leadership and commitment to protecting what matters by working with pharmaceutical companies and government agencies to align on standards for secure and compliant COVID-19 vaccination treatment protocols. Additionally, Stericycle supports the front end of vaccination programs through our Communications Solutions service line. We provide scalable patient hotlines, scheduling, and appointment reminders for vaccinations. In March 2022, the Company implemented a new global RTO hybrid work schedule applicable to office workers that promotes our value of in person team collaboration while still maintaining our health standards. The Company is continuing to monitor the future implications of COVID-19 and variants and is taking proactive steps to continue to manage the health and safety of team members as they RTO.
Like many organizations, we have been impacted by higher absences related to COVID-variants that surged towards the end of the fourth quarter of 2021 and into the first quarter of 2022, particularly driver and operational team members. Additionally, we have been impacted by driver shortages. To date, we are addressing our internal needs through three main areas: (i) recruitment, (ii) market competitive compensation and benefits, and (iii) employee engagement and retention. Although we have been able to maintain near our desired staffing levels through these efforts, and that has enabled us to continue to support our customers, labor shortages have not uniformly impacted our businesses. In certain geographies and facilities, we have experienced more acute labor shortages and service delays or disruptions. Those locations have required additional team member overtime and re-allocation of team members to continue to support our customers. Our work force stabilized throughout the first quarter of 2022, as the effects of the Delta and Omicron variant on employee absences subsided.
Beginning in third quarter of 2021 and continuing throughout the first quarter of 2022, we experienced inflationary cost increases in our underlying expenses, including labor, supply-chain and other costs. We also have been experiencing delays in completing certain capital projects and face additional challenges due to macroeconomic supply chain disruptions. The higher operating labor costs were mainly associated with maintaining competitive wages for existing team members and increased starting wages for new hires. In addition, overtime costs rose as a result of labor shortages, increased absences due to COVID-19, and lower productivity associated with training of new team members. Higher supply chain and other inflationary costs were mainly from higher vehicle rental and maintenance expenses as we continued delays in replacement vehicle deliveries, higher utility expenses, and higher costs associated with supplies and disposable containers and liners. While fuel costs have increased, they have been offset through our existing fuel surcharges.

Key Business Priorities
In 2022, our five key business priorities remain the following:
•Quality of revenue – We have been executing against our foundational initiatives to drive revenue quality. These included a formal cross-functional deal review committee, realignment of sales incentive plans, re-organization of our commercial leadership team around our service lines, key customer channels, and implementation of global customer pipeline management processes for both RWCS and SID. As a reminder, our three main pricing levers are as follows: (i) for all multi-year contracts, we adjust pricing at contract anniversary and renewal, (ii) for all new customers and purchasers of our one-time services, we adjust our rates at point of sale, and (iii) for many of our customers, we also have surcharges and fees that provide inflationary cost protection for commodity and other price volatility. Our pricing actions have gained momentum towards the latter half of the first quarter, including our adjustment of surcharges and fees,

2022 Q1 10-Q Report	Stericycle, Inc. ●	20

which provide the most flexible mechanism to help offset inflationary costs by adjusting these surcharges and fees.
•Operational efficiency, modernization, and innovation – We remain focused on operational efficiency, modernization, and innovation to control variable and discretionary costs and improve performance and efficiencies in our field operations. In 2021, our Engineering team completed a long-term planning process focused on our global facility network. Our goal is to optimize our facilities with a strategic and standardized operating model. We are analyzing processing capabilities, plant and transportation equipment needs, team member requirements, and potential customer implications or benefits. For example, we are preparing to launch our newest RWCS facility in the Northeast during the second quarter and we recently launched our new SafeShield™ antimicrobial medical waste containers as part of a larger container standardization initiative.
•ERP Implementation – In 2022, we plan to start a phased rollout of our ERP system to a subset of North America RWCS. This disciplined and consistent deployment approach allows us to mitigate risk and test data and functionality before deploying the ERP across all RWCS North America customers and facilities. This follows the deployment of our ERP system for North America’s finance and procurement processes and for North America’s SID business that was completed in 2021.
•Debt reduction and leverage improvement – We expect to improve our leverage ratio through continued focus on operating margin expansion, free cash flow generation, and leveraging divestiture proceeds, if applicable. We amended our Credit Agreement to allow add backs related to the FCPA Settlement. Our amended Credit Facility defined debt leverage ratio was 3.81 times as of March 31, 2022, compared to 3.61 times as of December 31, 2021. Net debt, as defined in the Credit Agreement, increased $81.0 million in the first quarter of 2022, increasing total net debt to approximately $1.65 billion as of March 31, 2022.
•Portfolio optimization – We expect to continue evaluating opportunities to further optimize our portfolio through a combination of asset rationalizations and strategic accretive tuck-in acquisitions, which streamlines our portfolio of businesses and allows us to focus more deeply on our core businesses.

Certain Key Priorities and Other Significant Matters
The following table identifies certain key priorities and other significant matters impacting our business and how they are classified in the Condensed Consolidated Statements of (Loss) Income:

In millions
	Three Months Ended March 31,
	2022	2021
Pre-tax items:
Included in SG&A
ERP Implementation	$5.6	$17.9
Intangible Amortization	32.4	29.8
Portfolio Optimization	1.3	1.2
Litigation, Settlements and Regulatory Compliance	13.8	2.0
Total included in SG&A	$53.1	$50.9

2022 Q1 10-Q Report	Stericycle, Inc. ●	21

ERP Implementation
For the periods presented and for the cumulative period since the inception of the ERP Implementation, we have recognized the following, principally reported in Other Costs:

In millions
	Three Months Ended March 31,		Cumulative Since Inception
	2022	2021
ERP Implementation
Consulting and professional fees	$5.6	$11.6	$112.4
Internal labor	—	1.9	39.1
Software usage/maintenance fees	—	3.1	42.3
Other related expenses	—	1.3	11.5
Operating expenditures	5.6	17.9	205.3
Capital expenditures	0.6	2.4	181.3
Total operating and capital expenditures	$6.2	$20.3	$386.6

As we continue to implement and deploy the North America ERP system in our RWCS business, we will incur costs to develop and deploy the system, which includes additional capital expenditures as well as operating expenditures. Upon the substantial implementation of North America's finance and procurement processes and for the North America's SID business in the third quarter of 2021, certain costs became incremental information technology ongoing costs for running the new system, including maintenance, licensing, and depreciation expenses. Additionally, we will continue to incur costs to maintain the legacy suite of applications that are also used by our international businesses until their system portfolio is modernized.
Intangible Amortization
See table above of certain key priorities and other significant matters for intangible amortization expense from acquisitions for the periods presented and how they are classified in the Condensed Consolidated Statements of (Loss) Income. The increase in amortization expense is primarily due to a decrease in the useful life of customer relationship intangibles effective on January 1, 2022.
Portfolio Optimization
See table above of key priorities and other significant matters for portfolio optimization for the periods presented, and how they are classified in the Condensed Consolidated Statements of (Loss) Income. Professional fees are reported in Other Costs.
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
Acquisitions
We regularly evaluate the competitive environment and consider opportunistic acquisitions that strengthen our core businesses. We believe acquisitions, when appropriately valued and constructively integrated, may be an efficient way to gain customers, scale treatment operations, and build customer density for transportation. We expect to focus on smaller accretive tuck-in acquisitions. See Part I, Item I. Financial Statements; Note 4 - Acquisition for additional details.

2022 Q1 10-Q Report	Stericycle, Inc. ●	22

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

See the table above for certain key priorities and other significant matters for litigation, settlement and regulatory compliance charges. Among other things, the table reflects consulting and professional fees, contingent liability provisions and settlements, net of insurance recoveries, impacting our business for the periods presented, primarily in Other Costs. We have accrued an additional $9.2 million in the first quarter of 2022 for the FCPA Settlement. The aggregate FCPA Settlement accrued in our condensed consolidated balance sheets was approximately $90.0 million and $80.7 million as of March 31, 2022 and December 31, 2021, respectively.

2022 Q1 10-Q Report	Stericycle, Inc. ●	23

Results of Operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021:
Revenues:
We analyze revenues by revenue service category and reportable segment which were as follows:

	Three Months Ended March 31,
	In millions				Components of Change (%) (1)
	2022	2021	Change ($)	Change (%)	Organic Growth (2)	Acquisition	Divestitures	Foreign Exchange(3)
Revenue by Service
Regulated Waste and Compliance Services	$452.6	$473.6	$(21.0)	(4.4)%	(1.0)%	0.5%	(2.9)%	(1.0)%
Secure Information Destruction Services	211.6	194.4	17.2	8.8%	9.5%	—%	—%	(0.7)%
Total Revenues	$664.2	$668.0	$(3.8)	(0.6)%	2.1%	0.3%	(2.1%)	(0.9%)
North America
Regulated Waste and Compliance Services	$362.1	$366.8	$(4.7)	(1.3)%	0.1%	0.6%	(2.0)%	—%
Secure Information Destruction Services	181.6	166.9	14.7	8.8%	8.8%	—%	—%	—%
Total North America Segment	$543.7	$533.7	$10.0	1.9%	2.8%	0.4%	(1.4)%	—%
International
Regulated Waste and Compliance Services	$90.5	$106.8	$(16.3)	(15.3)%	(4.7)%	—%	(6.1)%	(4.4)%
Secure Information Destruction Services	30.0	27.5	2.5	9.1%	13.6%	—%	—%	(4.8)%
Total International Segment	$120.5	$134.3	$(13.8)	(10.3)%	(0.9)%	—%	(4.9)%	(4.5)%
(1)Components of Change % in summation may not cross-foot to the total Change % due to rounding.
(2)Organic growth is change in Revenues which includes SOP pricing and volume and excludes the impact of divestitures, an acquisition, and foreign exchange.
(3)The comparisons at constant currency rates (foreign exchange) reflect comparative local currency balances at the prior period’s foreign exchange rates. Stericycle calculated these percentages by taking current period reported Revenues less the respective prior period reported Revenues, divided by the prior period reported Revenues, all at the respective prior period’s foreign exchange rates. This measure provides information on the change in Revenues assuming that foreign currency exchange rates have not changed between the prior and the current period. Management believes the use of this measure aids in the understanding of changes in Revenues without the impact of foreign currency.

Revenues for the first quarter of 2022, were $664.2 million, a decrease of $3.8 million, or 0.6%, compared to $668.0 million in the first quarter of 2021. The decrease was due to the impact of divestitures of $13.7 million or 2.1%, which include divestitures of the Japan RWCS business in the third quarter of 2021 and the Canada Environmental Solutions business in the fourth quarter of 2021, and unfavorable foreign exchange rates of $6.0 million or 0.9%. Organic revenues grew $13.7 million, or 2.1% primarily due to SID organic revenue growth of $18.4 million, or 9.5%, which was mainly driven by higher recycled paper revenues, reflecting higher SOP prices, and continued recovery from the impact of COVID-19 in our SID business. This was partially offset by a decline in RWCS organic revenues of $4.7 million, or 1.0% due to year-over-year reduction in COVID-19 related transactional volume revenue, such as vaccine and testing waste, international waste over-classification and patient engagement related call volumes. In addition, an acquisition contributed revenues of $2.2 million, or 0.3% during the quarter.

North America revenues increased $10.0 million, or 1.9% in the first quarter of 2022, to $543.7 million from $533.7 million in the first quarter of 2021. Organic revenues increased $15.0 million, or 2.8%, primarily due to higher recycled paper revenues, reflecting higher SOP prices and higher RWCS revenues from maritime waste services and quality of revenue initiatives. These were partially offset by a RWCS reduction in COVID-19 related transactional volume revenue, such as vaccine and testing waste and patient engagement related call volumes. In addition, revenues increased $2.2 million, or 0.4% due to an acquisition. These increases were partially offset by the impact of divestitures of $7.2 million or 1.4%.

International revenues decreased $13.8 million, or 10.3% in the first quarter of 2022, to $120.5 million from $134.3 million in the first quarter of 2021. The decrease was due to the impact of divestitures of $6.5 million, or 4.9%, unfavorable foreign exchange rates of $6.0 million, or 4.5%, and an organic revenues decline of $1.3 million, or 0.9%. The organic revenue decrease was primarily due to a reduction in COVID-19 related transactional volume

2022 Q1 10-Q Report	Stericycle, Inc. ●	24

revenue, including waste over-classification in our RWCS business, which was partially offset by higher recycled revenues, reflecting higher SOP prices, in our SID business.

Gross profit:

In millions
	Three Months Ended March 31,
	2022		2021		Change
	$	% Revenues	$	% Revenues	$	%
Gross profit	244.5	36.8%	261.4	39.1%	(16.9)	(6.5)%

The decrease for the three month period ended March 31, 2022, compared to the 2021 comparable period, was primarily due to higher labor costs due to wage adjustments, overtime, and onboarding costs; and higher supply chain and other inflationary costs. This decrease was partially offset by higher recycled paper revenues, reflecting higher SOP pricing.

SG&A:

In millions
	Three Months Ended March 31,
	2022		2021		Change
	$	% Revenues	$	% Revenues	$	%
SG&A	238.6	35.9%	202.3	30.3%	36.3	17.9%

For the three months ended March 31, 2022, compared to the 2021 comparable period, we incurred higher SG&A charges associated with certain key priorities and other significant matters discussed above, primarily due to Litigation, Settlement and Regulatory Compliance matters which included the FCPA Settlement, increased bad debt expense as it returned to a more normalized level, higher selling costs and medical claims. Additionally, in the first quarter of 2022, we recognized higher ongoing IT operating expenses, which were partially offset by lower ERP implementation costs associated within certain key priorities and other significant matters discussed above.

2022 Q1 10-Q Report	Stericycle, Inc. ●	25

Segment Profitability:
Segment profitability was as follows:

In millions
	Three Months Ended March 31,
	2022		2021		Change 2022 versus 2021
	$	% Segment Revenues	$	% Segment Revenues	$	%
Adjusted Income from Operations
North America	134.6	24.8%	157.6	29.5%	(23.0)	(14.6)%
International	11.4	9.5%	12.6	9.4%	(1.2)	(9.5)%
Other Costs	(87.0)	nm	(60.2)	nm	(26.8)	nm
Total	59.0	8.9%	110.0	16.5%	(51.0)	(46.4)%

Reconciliation to Income from operations:
Adjusted Income from Operations	59.0		110.0
Adjusting Items Total (1)	(53.1)		(50.9)
Income from operations	5.9		59.1
nm - percentage of segment revenue, and/or change not meaningful
(1) See Part I, Item 1. Financial Statements; Note 8 - Segment Reporting in the Condensed Consolidated Financial Statements for more detail.

Adjusted Income from Operations for North America decreased $23.0 million, or 14.6%, for the three months ended March 31, 2022, to $134.6 million from $157.6 million for the three months ended March 31, 2021. Adjusted Income from Operations decreased due to higher labor costs, supply chain and other inflationary costs, bad debt expense and higher selling expenses. These declines were partially offset by higher recycled paper revenues in our SID business.

Adjusted Income from Operations for International decreased $1.2 million, or 9.5%, for the three months ended March 31, 2022, to $11.4 million from $12.6 million for the three months ended March 31, 2021. The decrease was primarily driven by the impact of divestitures and decreased COVID-related transactional revenues including waste over classification in RWCS, partially offset by higher recycled paper revenues in our SID business.

Adjusted Loss from Operations for Other Costs increased $26.8 million for the three months ended March 31, 2022, compared to the 2021 comparable period as certain costs became incremental information technology ongoing costs for running the new ERP system, including maintenance, licensing, and depreciation expenses, as well as higher labor and medical claims.

Interest expense, net:

In millions
	Three Months Ended March 31,
	2022		2021		Change
	$	% Revenues	$	% Revenues	$	%
Interest expense, net	16.3	2.5%	18.4	2.8%	(2.1)	(11.4)%

The three months ended March 31, 2022, includes $0.7 million in interest income associated with an IRS refund. The remaining decrease in the three months ended March 31, 2022, as compared to the 2021 comparable period, was a result of a lower weighted average debt balance. For further information see Part I, Item I. Financial Statements; Note 5 – Long-Term Debt in the Condensed Consolidated Financial Statements.

2022 Q1 10-Q Report	Stericycle, Inc. ●	26

Other expense, net:

In millions
	Three Months Ended March 31,
	2022		2021		Change
	$	% Revenues	$	% Revenues	$	%
Other expense, net	0.8	0.1%	0.7	0.1%	0.1	14.3%

Other expense, net is primarily comprised of foreign exchange losses (gains).
Income tax expense:

In millions
	Three Months Ended March 31,
	2022		2021		Change
	$	Effective Rate	$	Effective Rate	$	%
Income tax expense	2.9	(25.9)%	13.8	34.5%	(10.9)	(79.0)%

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
Cash Flow Summary:

The following table shows cash flow information for the Company by activity:

In millions
	Three Months Ended March 31,
	2022	2021
Net cash from operating activities	$(38.8)	$62.6
Net cash from investing activities	(36.8)	(24.5)
Net cash from financing activities	79.4	(40.1)
Effect of exchange rate changes on cash and cash equivalents	0.2	(1.3)
Net change in cash and cash equivalents	$4.0	$(3.3)
Operating Cash Flows: Net cash from operating activities decreased $101.4 million in the first three months of 2022, to a use of funds of $38.8 million from a source of funds of $62.6 million in the first three months of 2021. The year-over-year decline of $101.4 million was primarily driven by the timing of changes in net working capital of $67.0 million, driven mainly by accounts receivables and accounts payables, and lower cash generated from income from operations of $34.4 million.

2022 Q1 10-Q Report	Stericycle, Inc. ●	27

DSO as of March 31, 2022, as reported was 63 days, compared to 55 days as of March 31, 2021. The difference was mainly driven by timing of North America Secure Information Destruction customer invoicing and subsequent collections due to the ERP deployment.
Investing Cash Flows: Net cash used from investing activities increased $12.3 million in the first three months of 2022 to net cash used of $36.8 million from $24.5 million in the first three months of 2021. Our cash paid for capital expenditures increased by $12.8 million to $37.5 million from $24.7 million in the first three months of 2021. The change in capital expenditures was mainly attributable to the timing of cash payments.

Financing Cash Flows: Net cash provided from financing activities increased $119.5 million in the first three months of 2022, to $79.4 million from a use of funds of $40.1 million in the first three months of 2021. Our net borrowings on our Credit Facility and Term Loan were $91.9 million in the first three months of 2022, compared to net repayments of $31.4 million in the first three months of 2021.

Critical Accounting Policies and Estimates
As discussed in our 2021 Form 10-K, the preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. There were no material changes from the information provided therein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about the various risks to which we have exposure are included in Part I, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our 2021 Form 10-K. There were no material changes from the information provided therein.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective as of March 31, 2022, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2022, there were no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

2022 Q1 10-Q Report	Stericycle, Inc. ●	28

Table of Contents	PART II

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
Further information pertaining to legal proceedings can be found in Part I, Item I. Financial Statements; Note 9 – Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements and is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the 2021 Form 10-K and the factors identified under “Safe Harbor Statement” at the beginning of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the 2021 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to the risk factors included in the 2021 Form 10-K other than as described below:

Russia’s recent invasion of Ukraine and the international community’s response have created substantial political and economic disruption, uncertainty and risk.
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the military conflict between Russia and Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, increased cyber attacks and social unrest in certain regions in which we operate. Although we do not have operations in Russia or Ukraine, we are continuing to monitor the situation and assessing its potential impact on our business.

We face continuing risks relating to compliance with the FCPA and other anti-corruption and anti-bribery laws.
On June 12, 2017, the SEC issued a subpoena to us, requesting documents and information relating to our compliance with the FCPA or other foreign or domestic anti-corruption laws with respect to certain of our operations in Latin America. In addition, the DOJ notified us that it was investigating this matter in parallel with the SEC. We have been cooperating with these agencies and certain foreign authorities. We also conducted an internal investigation of these and other matters, including outside of Latin America, under the oversight of the Audit Committee of the Board of Directors and with the assistance of outside counsel, and this investigation found evidence of improper conduct. We entered into settlement agreements with the SEC, DOJ, and with the Brazilian Controladoria-Geral da Uniao (CGU) and Advocacia-Geral da Uniao (Attorney General Office) with respect to the foregoing matters. Settlement discussions with an additional Brazilian authority are ongoing and there is no certainty that we will be able to reach a settlement. As a result of the foregoing, we recorded an aggregate accrued liability for these matters of approximately $90.0 million as of March 31, 2022. We also agreed with the DOJ and SEC to retain an independent compliance monitor for a period of two years. Other matters which may arise or of which we become aware in the future may be deemed to violate the FCPA and other anti-corruption and anti-bribery laws. Such determination could subject us to, among other things, further enforcement actions by the SEC or the DOJ or other regulatory bodies, fines, penalties, oversight by an independent compliance monitor and/or self-reporting obligations, litigation, or orders of suspension or debarment, which could adversely affect our business, financial condition and results of operations. See Part I, Item I. Financial Statements; Note 9 – Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements for more information regarding currently pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the three months ended March 31, 2022.

2022 Q1 10-Q Report	Stericycle, Inc. ●	29

Table of Contents	PART II

Item 5. Other Information
Because we are filing this Quarterly Report on Form 10-Q within four business days after the triggering event, we are including the following disclosure under this Item 5 instead of filing a Current Report on Form 8-K under Item 1.01, Entry into a Material Definitive Agreement:

On April 26, 2022, (the “Amendment Date”), we entered into a First Amendment (the “First Amendment”), which amends the Credit Agreement. The First Amendment, among other things, amends the Credit Agreement to (i) modify the definition of Consolidated EBITDA to add back certain charges in connection with the settlement of the government investigations by the DOJ, the SEC and governmental authorities in Brazil arising from the anti-corruption investigation (the FCPA Settlement) first publicly disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, in an aggregate amount not to exceed (A) $61.0 million for the fiscal quarter ended September 30, 2021, (B) $19.7 million for the fiscal quarter ended December 31, 2021, and (C) $9.2 million for the fiscal quarter ended March 31, 2022, (ii) require certain reporting requirements relating to the FCPA Settlement and (iii) modify certain events of default to exclude payments relating to the FCPA Settlement from the judgment event of default and to add an event of default relating to certain breaches of the FCPA Settlement in the U.S. We paid amendment fees for the account of each lender that approved the First Amendment in an amount equal to 0.025% multiplied by the sum of: (i) the then outstanding principal amount of the Term Loans held by such lender on the Amendment Date plus (ii) the then existing revolving credit commitment of each such lender on the Amendment Date.

The foregoing description of the First Amendment is a summary of the material terms, does not purport to be complete, and is qualified in its entirety by reference to the First Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

2022 Q1 10-Q Report	Stericycle, Inc. ●	30

Table of Contents	PART IV

Item 6. Exhibits
The following exhibits are filed or furnished as part of this report:
Exhibit Index

Exhibit Index	Description
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
10.1
First Amendment, dated as of April 26, 2022, to the Amended and Restated Credit Agreement, dated as of September 30, 2021, among Stericycle, Inc. and certain subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swing line lender, a lender and a letter of credit issuer, and the other lenders party thereto

10.2	Form of Restricted Stock Unit Award Agreement under the 2021 Long-Term Incentive Plan
10.3	Form of Performance Stock Unit Award Agreement under the 2021 Long-Term Incentive Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of (Loss) Income; (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Equity and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* The Company agrees to furnish supplementally a copy of any omitted exhibit or appendix to the Securities and Exchange Commission upon request.

2022 Q1 10-Q Report	Stericycle, Inc. ●	31

Table of Contents	SIGNATURES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: April 28, 2022

STERICYCLE, INC.
(Registrant)
By: /s/ JANET H. ZELENKA
Janet H. Zelenka
Executive Vice President, Chief Financial Officer & Chief Information Officer

2022 Q1 10-Q Report	Stericycle, Inc. ●	32