Form 10-Q
period 2022-06-30
STERICYCLE INC
filed 2022-08-05
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
[Mark One]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On August 2, 2022, there were 92,180,327 shares of the Registrant’s Common Stock outstanding.

2022 Q2 10-Q Report	Stericycle, Inc. ●	3

Glossary of Defined Terms
Unless the context requires otherwise, the “Company”, “Stericycle”, “we”, “us” or “our” refers to Stericycle, Inc. on a consolidated basis. The Company also uses several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined below:

Abbreviation	Description
2021 Form 10-K	Annual report on Form 10-K for the year ended December 31, 2021
Adjusted Income from Operations	Income from Operations adjusted for certain items discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
AICPA	American Institute of Certified Public Accountants
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CDC	U.S. Centers for Disease Control and Prevention
Credit Agreement Defined Debt Leverage Ratio	As of any date of determination, the ratio of (a) (i) Consolidated Funded Indebtedness as of such date minus (ii) Unrestricted Cash as of such date to (b) Consolidated EBITDA for the period of four fiscal quarters most recently ended on or prior to such date
COR	Cost of Revenues
COVID-19	The global novel coronavirus disease 2019 outbreak, which the World Health Organization declared as to be a pandemic
Credit Agreement	Credit Agreement dated as of September 30, 2022 and First Amendment dated April 26, 2022, among the Company and certain subsidiaries as borrowers. Bank of America, N.A., as administrative agent, swing line lender, a lender and a letter of credit issuer and the other lenders party thereto, as amended
Credit Facility	The Company's $1.2 billion credit facility due in September of 2026 granted under the terms of the Credit Agreement
DEA	U.S. Drug Enforcement Administration. The DEA is a division of the U.S. Department of Justice. It is the federal agency which regulates the manufacture, dispensing, storage, and shipment of controlled substances including medications with human abuse potential
DOJ	U.S. Department of Justice
Domestic Environmental Solutions	Hazardous Waste Solutions and Manufacturing and Industrial Services
DOT	U.S. Department of Transportation
DSO	Days Sales Outstanding, defined as the average number of days that it takes a company to collect payment after revenue has been recorded, computed as the trailing twelve months of Revenues for the period ended DSO, divided by the Accounts Receivable balance at the end of the period
DTSC	U.S. Department of Toxic Substances Control
EBITDA	Earnings Before Interest, Taxes, Depreciation & Amortization. Another common financial term utilized by Stericycle to analyze the core profitability of the business before interest, tax, depreciation and amortization
EPA	U.S. Environmental Protection Agency
ERP	Enterprise Resource Planning
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
FCPA Settlement	FCPA Settlement with the Securities and Exchange Commission, the Department of Justice and Brazilian authorities of approximately $90.0 million
International	Operating segment including Europe, Middle East, Asia Pacific and Latin America Business operations outside of North America
IRS	U.S. Internal Revenue Service
North America	Operating segment in North America, including U.S., Canada and Puerto Rico
OSHA	U.S. Occupational Safety and Health Act of 1970
Other Costs	Represents corporate enabling and shared services costs, annual incentive and stock-based compensation
PFA	Pre-filing agreement with the U.S. Internal Revenue Service
Purchase Agreement	Stock Purchase Agreement, dated as of February 6, 2020, by and between Stericycle, Inc., and the Harsco Corporation and CEI Holding LLC, a Delaware limited liability company and subsidiary of Harsco Corporation
PSU	Performance-based Restricted Stock Unit
RSU	Restricted Stock Unit
RTO	Return to Office
RWCS	Regulated Waste and Compliance Services, a business unit that provides regulated medical waste services and patient engagement
SEC	U.S. Securities and Exchanges Commission
Senior Notes	5.375% ($600.0 million) Senior Notes due July 2024 and 3.875% ($500.0 million) Senior Notes due January 2029
SG&A	Selling, General and Administrative expenses
SID	Secure Information Destruction Services, a business unit that provides confidential customer material shredding services and recycling of shredded paper
SOP	Sorted Office Paper
SQ Settlement	Small quantity medical waste customers class action settlement of $295.0 million
Term Facility	Aggregate amount of commitments made by any lender under the terms of the Credit Agreement
Term Loans	Advances made by any lender under the Term Facility
U.S.	United States of America
U.S. GAAP	U.S. Generally Accepted Accounting Principles

2022 Q2 10-Q Report	Stericycle, Inc. ●	4

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

In millions, except per share data
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$679.8	$672.7	$1,344.0	$1,340.7
Cost of revenues	419.3	403.6	839.0	810.2
Gross profit	260.5	269.1	505.0	530.5
Selling, general and administrative expenses	222.4	213.5	461.0	415.8
Income from operations	38.1	55.6	44.0	114.7
Interest expense, net	(18.5)	(17.9)	(34.8)	(36.3)
Other (expense) income, net	(0.7)	0.7	(1.5)	—
Income before income taxes	18.9	38.4	7.7	78.4
Income tax expense	(8.4)	(9.1)	(11.3)	(22.9)
Net income (loss)	10.5	29.3	(3.6)	55.5
Net income attributable to noncontrolling interests	—	—	(0.2)	(0.1)
Net income (loss) attributable to Stericycle, Inc. common shareholders	$10.5	$29.3	$(3.8)	$55.4
Earnings (loss) per common share attributable to Stericycle, Inc. common shareholders
Basic	$0.11	$0.32	$(0.04)	$0.60
Diluted	$0.11	$0.32	$(0.04)	$0.60
Weighted average number of common shares outstanding:
Basic	92.1	91.8	92.0	91.7
Diluted	92.2	92.1	92.0	92.1
See accompanying Notes to Condensed Consolidated Financial Statements.

2022 Q2 10-Q Report	Stericycle, Inc. ●	5

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$10.5	$29.3	$(3.6)	$55.5

Other comprehensive (loss) income:
Currency translation adjustments	(46.0)	6.7	(54.9)	(6.4)
Total other comprehensive (loss) income	(46.0)	6.7	(54.9)	(6.4)

Comprehensive (loss) income	(35.5)	36.0	(58.5)	49.1
Less: comprehensive loss (income) attributable to noncontrolling interests	(0.1)	0.1	(0.3)	—
Comprehensive (loss) income attributable to Stericycle, Inc. common shareholders	$(35.4)	$35.9	$(58.2)	$49.1
See accompanying Notes to Condensed Consolidated Financial Statements.

2022 Q2 10-Q Report	Stericycle, Inc. ●	6

STERICYCLE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except per share data
	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$45.9	$55.6
Accounts receivable, less allowance for doubtful accounts of $54.4 in 2022 and $43.3 in 2021	466.2	420.4
Prepaid expenses	35.4	45.6
Other current assets	49.4	53.9
Total Current Assets	596.9	575.5
Property, plant and equipment, less accumulated depreciation of $681.2 in 2022 and $658.5 in 2021	719.8	711.0
Operating lease right-of-use assets	357.1	344.8
Goodwill	2,784.3	2,815.7
Intangible assets, less accumulated amortization of $787.7 in 2022 and $736.6 in 2021	887.4	964.5
Other assets	62.5	61.6
Total Assets	$5,408.0	$5,473.1
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$16.5	$19.9
Bank overdrafts	1.0	1.6
Accounts payable	207.1	218.9
Accrued liabilities	256.2	359.6
Operating lease liabilities	85.4	85.5
Other current liabilities	52.4	46.2
Total Current Liabilities	618.6	731.7
Long-term debt, net	1,676.3	1,589.8
Long-term operating lease liabilities	292.2	279.8
Deferred income taxes	412.9	411.0
Long-term taxes payable	17.3	19.1
Other liabilities	37.0	38.9
Total Liabilities	3,054.3	3,070.3

Commitments and contingencies

EQUITY
Common stock (par value $0.01 per share, 120.0 shares authorized, 92.1 and 91.9 issued and outstanding in 2022 and 2021, respectively)	0.9	0.9
Additional paid-in capital	1,271.2	1,261.8
Retained earnings	1,351.0	1,354.8
Accumulated other comprehensive loss	(273.2)	(218.8)
Total Stericycle, Inc.’s Equity	2,349.9	2,398.7
Noncontrolling interests	3.8	4.1
Total Equity	2,353.7	2,402.8
Total Liabilities and Equity	$5,408.0	$5,473.1
See accompanying Notes to Condensed Consolidated Financial Statements.

2022 Q2 10-Q Report	Stericycle, Inc. ●	7

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In millions
	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net (loss) income	$(3.6)	$55.5
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	54.3	50.4
Intangible amortization	63.2	59.9
Stock-based compensation expense	12.6	12.2
Deferred income taxes	5.2	(8.8)
Loss on disposal of property plant and equipment and other charges	0.3	—
Other, net	1.6	2.2
Changes in operating assets and liabilities:
Accounts receivable	(53.4)	(22.8)
Prepaid expenses	10.0	30.9
Accounts payable	(12.5)	(7.2)
Accrued liabilities	(91.6)	(11.0)
Other assets and liabilities	(4.5)	(11.5)
Net cash from operating activities	(18.4)	149.8
INVESTING ACTIVITIES:
Capital expenditures	(70.0)	(59.7)
Proceeds (payments) from divestiture of businesses, net	1.6	(0.7)
Other, net	0.8	2.0
Net cash from investing activities	(67.6)	(58.4)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(8.4)	(11.6)
Repayments of foreign bank debt	(0.1)	(0.2)
Repayments of term loan	—	(104.3)
Proceeds from credit facility	732.5	648.0
Repayments of credit facility	(637.9)	(610.6)
(Repayment of) proceeds from bank overdrafts, net	(0.6)	2.3
Payments of finance lease obligations	(1.3)	(2.0)
Proceeds from issuance of common stock, net of (payments of) taxes from withheld shares	(5.2)	(3.6)
Payments to noncontrolling interest	—	(0.6)
Net cash from financing activities	79.0	(82.6)
Effect of exchange rate changes on cash and cash equivalents	(2.7)	(0.4)
Net change in cash and cash equivalents	(9.7)	8.4
Cash and cash equivalents at beginning of period	55.6	53.3
Cash and cash equivalents at end of period	$45.9	$61.7

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$31.9	$23.0
Income taxes paid (refunded), net	$4.0	$8.1
Capital expenditures in Accounts payable	$30.8	$14.9
See accompanying Notes to Condensed Consolidated Financial Statements.

2022 Q2 10-Q Report	Stericycle, Inc. ●	8

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of April 1, 2022	92.1	$0.9	$1,263.4	$1,340.5	$(227.3)	$3.9	$2,381.4
Net income	—	—	—	10.5	—	—	10.5
Currency translation adjustment	—	—	—	—	(45.9)	(0.1)	(46.0)
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	7.8	—	—	—	7.8
Balance as of June 30, 2022	92.1	$0.9	$1,271.2	$1,351.0	$(273.2)	$3.8	$2,353.7

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of April 1, 2021	91.8	$0.9	$1,235.9	$1,408.7	$(200.3)	$3.6	$2,448.8
Net income	—	—	—	29.3	—	—	29.3
Currency translation adjustment	—	—	—	—	6.6	0.1	6.7
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	—	—	1.6	—	—	—	1.6
Stock-based compensation expense	—	—	7.1	—	—	—	7.1
Balance as of June 30, 2021	91.8	$0.9	$1,244.6	$1,438.0	$(193.7)	$3.7	$2,493.5
See accompanying Notes to Condensed Consolidated Financial Statements.

2022 Q2 10-Q Report	Stericycle, Inc. ●	9

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2021	91.9	$0.9	$1,261.8	$1,354.8	$(218.8)	$4.1	$2,402.8
Net (loss) income	—	—	—	(3.8)	—	0.2	(3.6)
Currency translation adjustment	—	—	—	—	(54.4)	(0.5)	(54.9)
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.2	—	(3.2)	—	—	—	(3.2)
Stock-based compensation expense	—	—	12.6	—	—	—	12.6
Changes in noncontrolling interest	—	—	—	—	—	—	—
Balance as of June 30, 2022	92.1	$0.9	$1,271.2	$1,351.0	$(273.2)	$3.8	$2,353.7

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2020	91.6	$0.9	$1,234.0	$1,382.6	$(187.4)	$4.3	$2,434.4
Net income	—	—		55.4	—	0.1	55.5
Currency translation adjustment	—	—	—	—	(6.3)	(0.1)	(6.4)
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.2	—	(1.6)	—	—	—	(1.6)
Stock-based compensation expense	—	—	12.2	—	—	—	12.2
Changes in noncontrolling interest	—	—	—	—	—	(0.6)	(0.6)
Balance as of June 30, 2021	91.8	$0.9	$1,244.6	$1,438.0	$(193.7)	$3.7	$2,493.5
See accompanying Notes to Condensed Consolidated Financial Statements.

2022 Q2 10-Q Report	Stericycle, Inc. ●	10

STERICYCLE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The accompanying unaudited Condensed Consolidated Financial Statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021, have been prepared pursuant to the rules and regulations of the SEC for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements prepared in conformity with U.S. GAAP. In the opinion of management, however, all adjustments, consisting of normal recurring adjustments necessary to present fairly the results of operations, financial position and cash flows have been made. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2021 Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year or any other period.
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
Accounting Standards Issued But Not Yet Adopted: Recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the AICPA and SEC did not, or are not expected to, have a material impact on our Condensed Consolidated Financial Statements.

NOTE 2 — REVENUES FROM CONTRACTS WITH CUSTOMERS
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

2022 Q2 10-Q Report	Stericycle, Inc. ●	11

Disaggregation of Revenues
The following table presents revenues disaggregated by service and reportable segments:

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue by Service
Regulated Waste and Compliance Services	$448.4	$463.0	$901.2	$936.6
Secure Information Destruction Services	231.4	209.7	442.8	404.1
Total Revenues	$679.8	$672.7	$1,344.0	$1,340.7
North America
Regulated Waste and Compliance Services	$365.6	$362.2	$727.8	$729.0
Secure Information Destruction Services	203.0	180.4	384.5	347.3
Total North America Segment	$568.6	$542.6	$1,112.3	$1,076.3
International
Regulated Waste and Compliance Services	$82.8	$100.8	$173.4	$207.6
Secure Information Destruction Services	28.4	29.3	58.3	56.8
Total International Segment	$111.2	$130.1	$231.7	$264.4
Contract Liabilities
Contract liabilities at June 30, 2022 and December 31, 2021, were $9.5 million and $9.0 million, respectively. Substantially all of the contract liabilities as of June 30, 2022, are expected to be recognized in Revenues, as the amounts are earned, which will be over the next 12 months.
Contract Acquisition Costs
The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are deferred and amortized to SG&A over a weighted average estimated period of benefit of 6.5 years.
During the three months ended June 30, 2022 and 2021, the Company amortized $3.5 million and $3.1 million, respectively, of deferred sales incentives to SG&A. During the six months ended June 30, 2022 and 2021, the Company amortized $7.0 million and $6.1 million, respectively, of deferred sales incentives to SG&A.
Total contract acquisition costs, net of accumulated amortization, were classified as follows:

In millions
	June 30, 2022	December 31, 2021
Other current assets	$13.4	$12.4
Other assets	36.9	34.3
Total contract acquisition costs	$50.3	$46.7
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

2022 Q2 10-Q Report	Stericycle, Inc. ●	12

The changes in allowance for doubtful accounts were reported as follows:

In millions
	Six Months Ended June 30,
	2022	2021
Beginning Balance	$43.3	$56.2
Bad debt expense, net of recoveries	16.6	1.8
Write-offs	(5.9)	(9.4)
Other changes	0.4	0.5
Ending Balance	$54.4	$49.1

NOTE 3 — DIVESTITURES
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

NOTE 4 — ACQUISITION
The Company acquired a midwest-based regulated waste business in North America on December 31, 2021, which is considered to be complementary to existing operations and aligns with the Company’s portfolio optimization strategy.
The purchase price consideration of $42.8 million and the purchase price allocation was finalized in the second quarter of 2022. The final acquisition date fair value of the total consideration transferred included $10.5 million in cash, $21.3 million in promissory notes, and $11.0 million in deferred consideration. The purchase price consideration was allocated to the assets and liabilities based on fair value as of the acquisition date, with the excess of the purchase price consideration over the net assets acquired of $23.7 million recorded as goodwill based on the strategic benefits to be achieved and is deductible for tax purposes. The Company used a third party specialist to determine the fair value of tangible and intangible assets, which primarily consisted of customer relationships of $17.5 million. The Company recorded final fair value measurement adjustments in the second quarter of 2022, which included a decrease of $2.5 million in intangible assets, a $0.2 million increase in fixed assets, and a $1.7 million increase in goodwill.

2022 Q2 10-Q Report	Stericycle, Inc. ●	13

NOTE 5 — LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

In millions
	June 30, 2022	December 31, 2021
$1.2 billion Credit Facility, due in 2026	$339.7	$247.0
$200 million Term Loan, due in 2026	200.0	200.0
$600 million Senior Notes, due in 2024	600.0	600.0
$500 million Senior Notes, due in 2029	500.0	500.0
Promissory notes and deferred consideration weighted average maturity of 3.7 years at 2022 and 3.7 years at 2021	45.6	54.6
Foreign bank debt weighted average maturity 5.5 years at 2022 and 6.0 years at 2021	0.5	0.7
Obligations under finance leases	19.8	21.4
Total debt	1,705.6	1,623.7
Less: current portion of total debt	16.5	19.9
Less: unamortized debt issuance costs	12.8	14.0
Long-term portion of total debt	$1,676.3	$1,589.8
The estimated fair value of our debt approximated $1.56 billion and $1.63 billion as of June 30, 2022  and December 31, 2021, respectively. These fair value amounts were estimated using an income approach by applying market interest rates for comparable instruments and developed based on inputs classified as Level 2.
The weighted average interest rates on long-term debt, excluding finance leases were as follows:

	Six Months Ended June 30, 2022	Twelve Months Ended December 31, 2021
$1.2 billion Credit Facility, due in 2026 (variable rate)	3.25%	1.76%
$200 million term loan, due in 2026 (variable rate)	3.17%	1.40%
$600 million Senior Notes, due in 2024 (fixed rate)	5.38%	5.38%
$500 million Senior Notes, due in 2029 (fixed rate)	3.88%	3.88%
Promissory notes and deferred consideration (fixed rate)	3.39%	3.19%
Foreign bank debt (fixed rate)	9.80%	9.80%
On April 26, 2022, we entered into a First Amendment which amends, among other provisions, the Credit Agreement to modify the definition of Consolidated EBITDA to add back certain charges in connection with the FCPA Settlement in an aggregate amount not to exceed (i) $61.0 million for the fiscal quarter ended September 30, 2021, (ii) $19.7 million for the fiscal quarter ended December 31, 2021, and (iii) $9.2 million for the fiscal quarter ended March 31, 2022. The Credit Agreement retains, among other covenants, its financial covenant requiring maintenance of a maximum Consolidated Leverage Ratio of 4.25 to 1.00 in any fiscal quarter ending before September 30, 2022 and 4.00 to 1.00 for any fiscal quarter ending on or after September 30, 2022, which includes, among other provisions, continuation of $100.0 million cash add backs to EBITDA through December 31, 2022, with no further add backs thereafter. In April 2022, the Company incurred deferred issuance costs of $0.4 million relating to the First Amendment.
As of June 30, 2022, the Company was in compliance with its financial covenants. The Credit Agreement Defined Debt Leverage Ratio covenant was 4.02 to 1.00, which was below the allowed maximum ratio of 4.25 to 1.00 as set forth in the amended Credit Agreement.
Amounts committed to outstanding letters of credit and the unused portion of the Company’s Credit Facility were as follows:

In millions
	June 30, 2022	December 31, 2021
Outstanding letters of credit under Credit Facility	$61.1	$71.4
Unused portion of the Credit Facility	799.2	881.5

2022 Q2 10-Q Report	Stericycle, Inc. ●	14

NOTE 6 — INCOME TAXES

The Company reported income tax expense of $8.4 million and $9.1 million for the three months ended June 30, 2022 and 2021, respectively. The effective tax rates for the three months ended June 30, 2022 and 2021, were 44.4% and 23.7%, respectively. The effective tax rate for the three months ended June 30, 2022, reflects (i) losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances, and (ii) equity-based compensation awards expiring without a tax benefit. The effective tax rate for the three months ended June 30, 2021, reflects (i) a tax benefit associated with a matter that was subject to a PFA with the IRS, (ii) losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances and (iii) equity-based compensation awards expiring without a tax benefit.
The Company reported income tax expense of $11.3 million and $22.9 million for the six months ended June 30, 2022 and 2021, respectively. The effective tax rates for the six months ended June 30, 2022 and 2021, were 146.8% and 29.2%, respectively. The effective tax rate for the six months ended June 30, 2022, reflects (i) losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances, and (ii) equity-based compensation awards expiring without a tax benefit. The effective tax rate for the six months ended June 30, 2021, reflects (i) a tax benefit associated with a matter that was subject to a PFA with the IRS, (ii) losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances and (iii) equity-based compensation awards expiring without a tax benefit.

NOTE 7 — EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share is computed by dividing Net income (loss) by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period, in the periods in which such effect is dilutive.
The following table shows the effect of stock-based awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

In millions of shares
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average common shares outstanding - basic	92.1	91.8	92.0	91.7
Incremental shares outstanding related to stock-based awards (1)	0.1	0.3	—	0.4
Weighted average common shares outstanding - diluted	92.2	92.1	92.0	92.1
(1)In periods of net loss, stock-based awards are anti-dilutive and therefore excluded from the earnings (loss) per share calculation.
Anti-dilutive stock-based awards excluded from the computation of diluted earnings (loss) per share using the treasury stock method includes the following:

In thousands of shares
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Option awards	1,233	1,958	1,395	2,131
RSU awards	579	8	235	5
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

2022 Q2 10-Q Report	Stericycle, Inc. ●	15

NOTE 8 — SEGMENT REPORTING

The Company evaluates, oversees, and manages the financial performance of two operating and reportable segments – North America and International.
The following tables show financial information for the Company's reportable segments:

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
North America	$568.6	$542.6	$1,112.3	$1,076.3
International	111.2	130.1	231.7	264.4
Total	$679.8	$672.7	$1,344.0	$1,340.7
Adjusted Income from Operations
North America	$148.9	$159.6	$283.5	$317.2
International	8.4	15.6	19.8	28.2
Other Costs	(75.3)	(69.5)	(162.3)	(129.7)
Total	$82.0	$105.7	$141.0	$215.7

The following table reconciles the Company's primary measure of segment profitability, Adjusted Income from Operations, to Income from operations:

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total Reportable Segment Adjusted Income from Operations	$82.0	$105.7	$141.0	$215.7
Adjusting Items:
ERP Implementation	(3.5)	(17.3)	(9.1)	(35.2)
Intangible Amortization	(30.8)	(30.1)	(63.2)	(59.9)
Portfolio Optimization	—	(0.4)	(1.3)	(1.6)
Litigation, Settlements and Regulatory Compliance	(9.6)	(2.3)	(23.4)	(4.3)
Income from operations	$38.1	$55.6	$44.0	$114.7

NOTE 9 — COMMITMENTS AND CONTINGENCIES
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

2022 Q2 10-Q Report	Stericycle, Inc. ●	16

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

2022 Q2 10-Q Report	Stericycle, Inc. ●	17

Based on the foregoing settlements and as provided by U.S. GAAP, in addition to the $80.7 million previously accrued in 2021, the Company accrued an additional $9.6 million in the first half of 2022 for the FCPA Settlement. In the second quarter of 2022, the Company paid $75.8 million of the agreed settlement to the DOJ, the SEC and the Brazilian authorities.
The Company is also discussing potential settlement of a related investigation with an additional Brazilian authority. Because this negotiation is ongoing, the Company cannot predict with certainty its outcome, including whether a settlement will be reached, the amount of any potential monetary payments, or injunctive or other relief. In the event the Company negotiates a settlement with this Brazilian authority, certain monetary portions of the agreement with the DOJ may be offset by payments made thereto. At the present time, the Company is unable to reasonably estimate nor provide any assurance regarding the amount of any potential loss in excess of the amount accrued relating to these matters.
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
Rancho Cordova, California, NOVs. On June 25 and 26, 2018, the California DTSC conducted a Compliance Enforcement Inspection of the Company’s former Environmental Solutions facility in Rancho Cordova, California. On February 14, 2020, DTSC filed an action in the Superior Court for the State of California, Sacramento County Division, alleging violations of California’s Hazardous Waste Control Law and the facility’s hazardous waste permit arising from the inspection. That action is ongoing.
The Company has not accrued any amounts in respect of this matter and cannot estimate the reasonably possible loss or the range of reasonably possible losses that it may incur. The Company is unable to make such an estimate because (i) litigation is by its nature uncertain and unpredictable and (ii) in the Company’s judgment, the factual and legal allegations asserted by DTSC are sufficiently unique that it is unable to identify other proceedings with circumstances sufficiently comparable to provide guidance in making estimates.
Rancho Cordova, California, Permit Revocation. Separately, on August 15, 2019, the Company received from DTSC a written Intent to Deny Hazardous Waste Facility Permit Application for the Rancho Cordova facility. Following legal challenges, that DTSC action became final as of April 8, 2022, triggering an obligation to execute the closure plan set forth in the facility's permit. Consistent with its accrual policies described previously, the Company has made an

2022 Q2 10-Q Report	Stericycle, Inc. ●	18

accrual in the amount of its estimate of closure costs reasonably likely to be incurred and indemnified to Harsco under the Purchase Agreement, which is not material.
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

2022 Q2 10-Q Report	Stericycle, Inc. ●	19

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

2022 Q2 10-Q Report	Stericycle, Inc. ●	20

Key business highlights include:
•Organic revenues(1) grew 5.0% compared to the second quarter of 2021, with SID organic revenue growing 12.2% and RWCS growing 1.8%.
•Pricing levers helped offset labor and other supply chain inflationary cost pressures in the second quarter of 2022. As a result, gross profit margin improved 140 basis points compared to the first quarter of 2022.
•Net cash from operating activities increased to a source of funds of $20.4 million in the second quarter of 2022, compared to a use of funds of $38.8 million in the first quarter of 2022.
(1)See Results of Operations, Revenues for a reconciliation between total U.S. GAAP Revenues and Organic Revenues.
COVID-19 Update and Other Developments
Our COVID-19 pandemic response has included efforts to protect the health and well-being of our workforce and our customers. We have worked proactively with the CDC, OSHA, DOT and other regulatory agencies around the world in an attempt to ensure readiness for proper regulated waste management. Our team has demonstrated leadership and commitment to protecting what matters by working with pharmaceutical companies and government agencies to align on standards for secure and compliant COVID-19 vaccination treatment protocols. Additionally, Stericycle supports the front end of vaccination programs through our Communications Solutions service line. We provide scalable patient hotlines, scheduling, and appointment reminders for vaccinations. In March 2022, the Company implemented its global RTO hybrid work schedule applicable to office workers that promotes our value of in person team collaboration while still maintaining our health standards. The Company is continuing to monitor the future implications of COVID-19 and variants and is taking proactive steps to continue to manage the health and safety of team members as they RTO.
Like many organizations, we have been impacted by higher absences related to COVID-variants that surged towards the end of the fourth quarter of 2021 and into the first quarter of 2022, particularly driver and operational team members. Our work force stabilized throughout the first and second quarters of 2022, as the effects of the Delta and Omicron variants on employee absences subsided, but still remains highly susceptible to fluctuations due to various variants that impact sites and regions periodically. Additionally, we have been impacted by driver and operational team member shortages. To date, we are addressing our internal needs through three main areas: (i) recruitment, (ii) market competitive compensation and benefits, and (iii) employee engagement and retention.
Beginning in third quarter of 2021 and continuing throughout the second quarter of 2022, we experienced inflationary cost increases in our underlying expenses, including labor, supply-chain and other costs. We also have been experiencing delays in completing certain capital projects and face additional challenges due to macroeconomic supply chain disruptions. The higher operating labor costs were mainly associated with maintaining competitive wages for existing team members and increased starting wages for new hires. Higher supply chain and other inflationary costs were mainly from higher vehicle rental and maintenance expenses as we continued to experience delays in replacement vehicle deliveries, higher utility expenses, and higher costs associated with supplies and disposable containers and liners. While fuel costs have increased, they have been offset through our existing fuel surcharges.
We have continued to see the impact of the strengthening U.S. Dollar on our foreign currency translation. In the second quarter of 2022, changes in foreign exchange rates unfavorably impacted revenues by $13.7 million.
Stericycle collects and delivers SOP for recycling into paper products to be used in the hospitality industry including napkins, paper towels, and bathroom tissues. Recycled paper tonnage volume for the first half of 2022 was approximately 267,000, which is about 5% lower than the first half of 2021.

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

2022 Q2 10-Q Report	Stericycle, Inc. ●	21

our three main pricing levers are as follows: (i) for all multi-year contracts, we adjust pricing at contract anniversary and renewal, (ii) for all new customers and purchasers of our one-time services, we adjust our rates at point of sale, and (iii) for many of our customers, we also have surcharges and fees that provide inflationary cost protection for commodity and other price volatility. Our pricing actions have gained momentum since the first quarter, including our adjustment of surcharges and fees, which provide the most flexible mechanism to help offset inflationary costs by adjusting these surcharges and fees.
•Operational efficiency, modernization, and innovation – We remain focused on operational efficiency, modernization, and innovation to control variable and discretionary costs and improve performance and efficiencies in our field operations. Our goal is to optimize our facilities with a strategic and standardized operating model. We are analyzing processing capabilities, plant and transportation equipment needs, team member requirements, and potential customer implications or benefits. For example, in the second quarter, we opened new RWCS facilities in the Northeast U.S. and Romania and began constructing a new incineration facility on the U.S. west coast. In addition, we recently installed our new patented SMS Revolution technology in two of our facilities, which increased our Sharps processing capacity and led to at least one shift reduction in both facilities.
•ERP Implementation – In 2022, we plan to complete pilot ERP system deployments to a subset of North America RWCS. This disciplined and consistent deployment approach allows us to mitigate risk and test data and functionality before deploying the ERP across all RWCS North America customers and facilities. This follows the deployment of our ERP system for North America’s finance and procurement processes and for North America’s SID business that was completed in 2021.
•Debt reduction and leverage improvement – We expect to improve our leverage ratio through continued focus on operating margin expansion, free cash flow generation, and divestiture proceeds, if applicable. Our amended Credit Facility defined debt leverage ratio was 4.02 times as of June 30, 2022, compared to 3.61 times as of December 31, 2021. Net debt, as defined in the Credit Agreement, and as reported under U.S. GAAP (total U.S. GAAP debt less U.S. GAAP cash and cash equivalents), increased $91.6 million in the first half of 2022, increasing total net debt to approximately $1.7 billion as of June 30, 2022.
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

Certain Key Priorities and Other Significant Matters
The following table identifies certain key priorities and other significant matters impacting our business and how they are classified in the Condensed Consolidated Statements of Income (Loss):

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Included in SG&A
ERP Implementation	$3.5	$17.3	$9.1	$35.2
Intangible Amortization	30.8	30.1	63.2	59.9
Portfolio Optimization	—	0.4	1.3	1.6
Litigation, Settlements and Regulatory Compliance	9.6	2.3	23.4	4.3
Total included in SG&A	$43.9	$50.1	$97.0	$101.0

After tax items:
Other Tax Matter	$—	$(5.5)	$—	$(5.5)
Total after-tax	$—	$(5.5)	$—	$(5.5)

2022 Q2 10-Q Report	Stericycle, Inc. ●	22

ERP Implementation
For the periods presented and for the cumulative period since the inception of the ERP Implementation, we have recognized the following, principally reported in Other Costs:

In millions
	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Since Inception
	2022	2021	2022	2021
ERP Implementation
Consulting and professional fees	$3.5	$10.7	$9.1	$22.3	$115.9
Internal labor	—	2.8	—	5.5	39.1
Software usage/maintenance fees	—	3.3	—	6.4	42.3
Other related expenses	—	0.5		1.0	11.5
Operating expenditures	3.5	17.3	9.1	35.2	208.8
Capital expenditures	3.5	9.4	4.1	11.8	184.8
Total operating and capital expenditures	$7.0	$26.7	$13.2	$47.0	$393.6

As we continue to implement and deploy the North America ERP system in our RWCS business, we will incur costs to develop and deploy the system, which includes additional capital expenditures as well as operating expenditures. Upon the substantial implementation of North America's finance and procurement processes and for North America's SID business in the third quarter of 2021, certain costs became incremental information technology ongoing costs for running the new system, including maintenance, licensing, and depreciation expenses. Additionally, we will continue to incur costs to maintain the legacy suite of applications that are also used by our international businesses until their system portfolio is modernized.
Intangible Amortization
See table above for certain key priorities and other significant matters for intangible amortization expense from acquisitions for the periods presented and how they are classified in the Condensed Consolidated Statements of Income (Loss). The increase in amortization expense is primarily due to a decrease in the useful life of certain customer relationship intangibles effective on January 1, 2022.
Portfolio Optimization
See table above for certain key priorities and other significant matters for portfolio optimization for the periods presented, and how they are classified in the Condensed Consolidated Statements of Income (Loss). Professional fees are reported in Other Costs.
Divestitures
We evaluate our portfolio of services on an ongoing basis with a country-by-country and service line-by-service line approach to assess long-term potential and identify potential business candidates for divestiture. Divestitures resulting from this evaluation may cause us to record significant charges, including those related to goodwill, other intangible assets, long-lived assets, and cumulative translation adjustments. In addition, divestitures we complete may not yield the targeted improvements in our business. Any charges that we are required to record or the failure to achieve the intended financial results associated with the portfolio optimization evaluation could have a material adverse effect on our business, financial condition, or results of operations. See Part I, Item I. Financial Statements; Note 3 — Divestitures.
Acquisitions
We regularly evaluate the competitive environment and consider opportunistic acquisitions that strengthen our core businesses. We believe acquisitions, when appropriately valued and constructively integrated, may be an efficient way to gain customers, scale treatment operations, and build customer density for transportation. We expect to focus on smaller accretive tuck-in acquisitions. See Part I, Item I. Financial Statements; Note 4 — Acquisition for additional details.

2022 Q2 10-Q Report	Stericycle, Inc. ●	23

Litigation, Settlements and Regulatory Compliance
We operate in highly regulated industries and must address regulatory inquiries or respond to investigations from time to time. We are also involved in a variety of civil litigation matters from time to time. Certain of these matters are detailed in Part I, Item I. Financial Statements; Note 9 — Commitments and Contingencies. Our financial results may also include considerations of non-recurring matters including settlements, environmental remediation, and legal related consulting and professional fees.
See table above for certain key priorities and other significant matters for litigation, settlement and regulatory compliance charges. Among other things, the table reflects consulting and professional fees, contingent liability provisions and settlements, net of insurance recoveries, impacting our business for the periods presented, primarily in Other Costs. In the first half of 2022, we accrued an additional $9.6 million for the FCPA Settlement, bringing the total cumulative charge to approximately $90.3 million. In the second quarter of 2022, we paid $75.8 million related to the FCPA settlement. See Part I, Item I. Financial Statements; Note 9 — Commitments and Contingencies for additional details.
Other Tax Matter
The Other Tax Matter relates to a tax benefit associated with resolution of a matter that was subject to a PFA with the IRS.

Results of Operations
Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021:
Revenues:
We analyze revenues by revenue service category and reportable segment which were as follows:

	Three Months Ended June 30,
	In millions				Components of Change (%)(1)
	2022	2021	Change ($)	Change (%)	Organic Growth (2)	Acquisition	Divestitures	Foreign Exchange (3)
Revenue by Service
Regulated Waste and Compliance Services	$448.4	$463.0	$(14.6)	(3.1)%	1.8%	0.4%	(3.2)%	(2.1)%
Secure Information Destruction Services	231.4	209.7	21.7	10.3%	12.2%	—%	—%	(1.9)%
Total Revenues	$679.8	$672.7	$7.1	1.1%	5.0%	0.3%	(2.2)%	(2.0)%
North America
Regulated Waste and Compliance Services	$365.6	$362.2	$3.4	1.0%	2.8%	0.5%	(2.3)%	(0.1)%
Secure Information Destruction Services	203.0	180.4	22.6	12.5%	12.9%	—%	—%	(0.4)%
Total North America Segment	$568.6	$542.6	$26.0	4.8%	6.2%	0.3%	(1.5)%	(0.2)%
International
Regulated Waste and Compliance Services	$82.8	$100.8	$(18.0)	(17.9)%	(2.3)%	—%	(6.5)%	(9.1)%
Secure Information Destruction Services	28.4	29.3	(0.9)	(3.0)%	8.0%	—%	—%	(11.0)%
Total International Segment	$111.2	$130.1	$(18.9)	(14.5)%	—%	—%	(5.1)%	(9.5)%

2022 Q2 10-Q Report	Stericycle, Inc. ●	24

	Six Months Ended June 30,
	In millions				Components of Change (%) (1)
	2022	2021	Change ($)	Change (%)	Organic Growth (2)	Acquisition	Divestitures	Foreign Exchange(3)
Revenue by Service
Regulated Waste and Compliance Services	$901.2	$936.6	$(35.4)	(3.8)%	0.4%	0.4%	(3.0)%	(1.5)%
Secure Information Destruction Services	442.8	404.1	38.7	9.6%	10.9%	—%	—%	(1.3)%
Total Revenues	$1,344.0	$1,340.7	$3.3	0.2%	3.5%	0.3%	(2.1%)	(1.5%)
North America
Regulated Waste and Compliance Services	$727.8	$729.0	$(1.2)	(0.2)%	1.5%	0.5%	(2.1)%	(0.1)%
Secure Information Destruction Services	384.5	347.3	37.2	10.7%	10.9%	—%	—%	(0.2)%
Total North America Segment	$1,112.3	$1,076.3	$36.0	3.3%	4.5%	0.4%	(1.4)%	(0.1)%
International
Regulated Waste and Compliance Services	$173.4	$207.6	$(34.2)	(16.5)%	(3.5)%	—%	(6.3)%	(6.7)%
Secure Information Destruction Services	58.3	56.8	1.5	2.7%	10.7%	—%	—%	(8.0)%
Total International Segment	$231.7	$264.4	$(32.7)	(12.4)%	(0.5)%	—%	(5.0)%	(7.0)%
(1)Components of Change % in summation may not crossfoot to the total Change % due to rounding.
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

Revenues for the second quarter of 2022, were $679.8 million, an increase of $7.1 million, or 1.1%, compared to $672.7 million for the second quarter of 2021. Organic revenues grew $33.8 million, or 5.0%, primarily due to SID organic revenue growth of $25.7 million, or 12.2%, which was mainly driven by higher recycled paper revenues, reflecting higher SOP prices, quality of revenue initiatives, including fuel surcharges, and continued recovery from the impact of COVID-19. RWCS organic revenues grew $8.1 million, or 1.8%, due to year-over-year improvement in quality of revenue, maritime recovery, and an acquisition. The acquisition contributed $1.8 million, or 0.3%, during the quarter. Partially offsetting these revenue increases was a reduction in COVID-19 related transactional volume revenue, such as vaccine and testing waste, international waste over-classification and patient engagement related call volumes. In addition, revenues declined as a result of the impact of divestitures of $14.8 million, or 2.2%, which include divestitures of the Japan RWCS business in the third quarter of 2021 and the Canada Environmental Solutions business in the fourth quarter of 2021, and the impact of unfavorable foreign exchange rates of $13.7 million, or 2.0%.
Revenues for the six months ended June 30, 2022, were $1,344.0 million, an increase of 0.2% compared to $1,340.7 million for the six months ended June 30, 2021. Revenues increased due to growth in organic revenues of $47.4 million, or 3.5%, and acquisition revenues of $4.0 million, or 0.3%, partially offset by divestitures in 2021, which reduced revenues by $28.5 million, or 2.1%, and the impact of unfavorable foreign exchange rates of $19.6 million, or 1.5%.
North America revenues increased $26.0 million, or 4.8%, in the second quarter of 2022, to $568.6 million from $542.6 million in the second quarter of 2021. Organic revenues increased $33.7 million, or 6.2%, primarily due to higher recycled paper revenues, reflecting higher SOP prices, fuel surcharges, and continued recovery from the impact of COVID-19 in our SID business. In addition, higher RWCS organic revenues were due to quality of revenue initiatives, recovery of maritime waste services, and an acquisition. The acquisition contributed $1.8 million, or 0.3%. These revenue increases were partially offset by a reduction in RWCS COVID-19 related transactional volume revenue, such as vaccine and testing waste and patient engagement related call volumes, the impact of divestitures of $8.2 million, or 1.5%, and the impact of unfavorable exchange rates of $1.3 million, or 0.2%.

2022 Q2 10-Q Report	Stericycle, Inc. ●	25

International revenues decreased $18.9 million, or 14.5%, in the second quarter of 2022, to $111.2 million from $130.1 million in the second quarter of 2021. The decrease was due to the impact of divestitures of $6.6 million, or 5.1%, the impact of unfavorable foreign exchange rates of $12.4 million, or 9.5%, and a reduction in COVID-19 related transactional volume revenue of $2.3 million, or 1.8%, including waste over-classification in our RWCS business.
North America revenues increased $36.0 million, or 3.3%, for the six months ended June 30, 2022, to $1,112.3 million from $1,076.3 million for the six months ended June 30, 2021. Organic revenue increased $48.6 million, or 4.5%, and an acquisition contributed $4.0 million, or 0.4%, partially offset by divestitures reducing revenues by $15.4 million, or 1.4%.
International revenues decreased $32.7 million, or 12.4%, for the six months ended June 30, 2022, to $231.7 million from $264.4 million for the six months ended June 30, 2021. The decrease was primarily due to the impact of unfavorable foreign exchange rates of $18.4 million, or 7.0%, and a decrease in revenue from divestitures of $13.1 million, or 5.0%.

Gross profit:

In millions
	Three Months Ended June 30,
	2022		2021		Change
	$	% Revenues	$	% Revenues	$	%
Gross profit	260.5	38.3%	269.1	40.0%	(8.6)	(3.2)%

In millions
	Six Months Ended June 30,
	2022		2021		Change
	$	% Revenues	$	% Revenues	$	%
Gross profit	505.0	37.6%	530.5	39.6%	(25.5)	(4.8)%

The decrease in the three and six months ended June 30, 2022, compared to the 2021 comparable periods, was primarily due to higher supply chain, wage adjustments, and other inflationary costs and higher headcount, onboarding, and overtime costs. Quality of revenue initiatives, including results from our pricing levers, resulted in revenue flow through which helped offset inflationary cost pressures in 2022. In addition, the decrease was offset by lower self-insurance expense.

SG&A:

In millions
	Three Months Ended June 30,
	2022		2021		Change
	$	% Revenues	$	% Revenues	$	%
SG&A	222.4	32.7%	213.5	31.7%	8.9	4.2%

In millions
	Six Months Ended June 30,
	2022		2021		Change
	$	% Revenues	$	% Revenues	$	%
SG&A	461.0	34.3%	415.8	31.0%	45.2	10.9%

For the three months ended June 30, 2022, compared to the 2021 comparable period, we incurred higher SG&A mainly from increased bad debt expense, due to normalizing bad debt and continued North America SID billing and

2022 Q2 10-Q Report	Stericycle, Inc. ●	26

collection efforts relating to the ERP deployment, and higher charges due to Litigation, Settlement and Regulatory Compliance matters. Additionally, we incurred anticipated higher ongoing IT operating expenses, which was partially offset by lower ERP implementation costs. These increases were partially offset by lower annual incentive compensation expense.
The increase in SG&A for the six months ended June 30, 2022, compared to the same periods in 2021, is due to Litigation, Settlement and Regulatory Compliance matters which included the FCPA settlement, and increased bad debt expense due to normalizing bad debt and continued North America SID billing and collection efforts related to the ERP deployment. Additionally, we incurred anticipated higher ongoing IT operating expenses, which was partially offset by lower ERP implementation costs. These increases were partially offset by lower annual incentive compensation expense.
Segment Profitability:
Segment profitability was as follows:

In millions
	Three Months Ended June 30,						Six Months Ended June 30,
	2022		2021		Change 2022 versus 2021		2022		2021		Change 2022 versus 2021
	$	% Segment Revenues	$	% Segment Revenues	$	%	$	% Segment Revenues	$	% Segment Revenues	$	%
Adjusted Income from Operations
North America	148.9	26.2%	159.6	29.4%	(10.7)	(6.7)%	283.5	25.5%	317.2	29.5%	(33.7)	(10.6)%
International	8.4	7.6%	15.6	12.0%	(7.2)	(46.2)%	19.8	8.5%	28.2	10.7%	(8.4)	(29.8)%
Other Costs	(75.3)	nm	(69.5)	nm	(5.8)	8.3%	(162.3)	nm	(129.7)	nm	(32.6)	25.1%
Total	82.0	12.1%	105.7	15.7%	(23.7)	(22.4)%	141.0	10.5%	215.7	16.1%	(74.7)	(34.6)%

Reconciliation to Income from operations:
Adjusted Income from Operations	82.0		105.7				141.0		215.7
Adjusting Items Total (1)	(43.9)		(50.1)				(97.0)		(101.0)
Income from operations	38.1		55.6				44.0		114.7
nm - percentage of segment revenue, and/or change not meaningful
(1)See Part I, Item 1. Financial Statements; Note 8 — Segment Reporting in the Condensed Consolidated Financial Statements for more detail.

Adjusted Income from Operations for North America decreased $10.7 million, or 6.7%, for the three months ended June 30, 2022, to $148.9 million from $159.6 million for the three months ended June 30, 2021. Adjusted Income from Operations decreased due to higher supply chain, wage adjustments, and other inflationary costs; higher headcount, onboarding, and overtime costs; and bad debt expense. These declines were partially offset by the impact of commercial pricing actions implemented during 2022, resulting in revenue flow through, which includes higher recycled paper revenues in our SID business; and lower self-insurance expense.
Adjusted Income from Operations for North America decreased $33.7 million, or 10.6%, for the six months ended June 30, 2022, to $283.5 million from $317.2 million for the six months ended June 30, 2021. Adjusted Income from Operations decreased due to higher supply chain, wage adjustments, and other inflationary costs; higher headcount, onboarding, and overtime costs; and bad debt expense. These declines were partially offset by the impact of commercial pricing actions implemented during 2022, resulting in revenue flow through, which includes higher recycled paper revenues in our SID business; and lower self-insurance expense.
Adjusted Income from Operations for International decreased $7.2 million, or 46.2%, for the three months ended June 30, 2022, to $8.4 million from $15.6 million for the three months ended June 30, 2021. The decrease was primarily driven by decreased COVID-related transactional revenues including waste over classification in RWCS,

2022 Q2 10-Q Report	Stericycle, Inc. ●	27

the impact of divestitures, higher labor costs, and higher supply chain and other inflationary costs. Higher recycled paper revenues in our SID business helped to offset the reduction in Adjusted Income from Operations in the second quarter.
Adjusted Income from Operations for International decreased $8.4 million, or 29.8%, for the six months ended June 30, 2022, to $19.8 million from $28.2 million for the six months ended June 30, 2021. The decrease was primarily driven by decreased COVID-related transactional revenues including waste over classification in RWCS, the impact of divestitures, higher labor costs, and higher supply chain and other inflationary costs, partially offset by higher recycled paper revenues in our SID business.
Adjusted Loss from Operations for Other Costs increased $5.8 million for the three months ended June 30, 2022, compared to the comparable 2021 period, primarily as certain costs became incremental information technology ongoing costs for running the new ERP system, including maintenance, licensing, and depreciation expenses, as well as higher labor costs, partially offset by lower annual incentive compensation expense.
Adjusted Loss from Operations for Other Costs increased $32.6 million for the six months ended June 30, 2022, compared to the 2021 comparable period, as certain costs became incremental information technology ongoing costs for running the new ERP system, including maintenance, licensing, and depreciation expenses, as well as higher labor costs, partially offset by lower annual incentive compensation expense.

Interest expense, net:

In millions
	Three Months Ended June 30,
	2022		2021		Change
	$	% Revenues	$	% Revenues	$	%
Interest expense, net	18.5	2.7%	17.9	2.7%	0.6	3.4%

In millions
	Six Months Ended June 30,
	2022		2021		Change
	$	% Revenues	$	% Revenues	$	%
Interest expense, net	34.8	2.6%	36.3	2.7%	(1.5)	(4.1)%

The increase for the three months ended June 30, 2022, as compared to 2021, is the result of higher weighted-average interest rates offset in part by a lower weighted-average debt balance. The decrease for the six months ended June 30, 2022, as compared to 2021, is due to $0.7 million in interest income associated with an IRS refund and a lower weighted-average debt balance, offset in part by higher interest rates. For further information see Part I, Item I. Financial Statements; Note 5 — Long-Term Debt in the Condensed Consolidated Financial Statements.

Other expense (income), net:

In millions
	Three Months Ended June 30,
	2022		2021		Change
	$	% Revenues	$	% Revenues	$	%
Other expense (income), net	0.7	0.1%	(0.7)	(0.1)%	1.4	(200.0)%

In millions
	Six Months Ended June 30,
	2022		2021		Change
	$	% Revenues	$	% Revenues	$	%
Other expense, net	1.5	0.1%	—	—%	1.5	—%

2022 Q2 10-Q Report	Stericycle, Inc. ●	28

Other expense (income), net is primarily comprised of foreign exchange losses (gains).
Income tax expense:

In millions
	Three Months Ended June 30,
	2022		2021		Change
	$	Effective Rate	$	Effective Rate	$	%
Income tax expense	8.4	44.4%	9.1	23.7%	(0.7)	(7.7)%

In millions
	Six Months Ended June 30,
	2022		2021		Change
	$	Effective Rate	$	Effective Rate	$	%
Income tax expense	11.3	146.8%	22.9	29.2%	(11.6)	(50.7)%

For further information, see Part I, Item I. Financial Statements; Note 6 — Income Taxes in the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
The Company believes that it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its shareholders. Operating cash flows and the Company’s $1.2 billion Credit Facility are the Company’s primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s long-term debt obligations and capital expenditures necessary to support growth and productivity improvements. To the extent the Company needs to add additional funding options to meet additional liquidity requirements or diversify its funding portfolio, the Company could seek additional financing from alternative sources, including approaching the capital markets. In the second quarter of 2022, the Company paid $75.8 million in accordance with the FCPA Settlement. The FCPA Settlement accrual balance was $14.5 million as of June 30, 2022. The Company anticipates paying the remaining accrued FCPA Settlement in 2022 (see Part I, Item I. Financial Statements; Note 9 — Commitments and Contingencies).
For further details concerning these matters see Part I, Item I. Financial Statements; Note 5 — Long-Term Debt in the Condensed Consolidated Financial Statements.

Cash Flow Summary:

The following table shows cash flow information for the Company by activity:

In millions
	Six Months Ended June 30,
	2022	2021
Net cash from operating activities	$(18.4)	$149.8
Net cash from investing activities	(67.6)	(58.4)
Net cash from financing activities	79.0	(82.6)
Effect of exchange rate changes on cash and cash equivalents	(2.7)	(0.4)
Net change in cash and cash equivalents	$(9.7)	$8.4
Operating Cash Flows: Net cash from operating activities decreased $168.2 million in the first six months of 2022, to a use of funds of $18.4 million from a source of funds of $149.8 million in the first six months of 2021. The year-over-year decline of $168.2 million was primarily driven by the expected payments of $75.8 million in the second quarter for the FCPA settlement; timing of changes in net working capital of $54.6 million, driven by accounts receivable, reflecting the continued North America SID billing and collection efforts related to the ERP deployment; and lower cash generated from income from operations of $37.8 million.

2022 Q2 10-Q Report	Stericycle, Inc. ●	29

DSO as of June 30, 2022, as reported was 64 days, compared to 56 days as of June 30, 2021. The difference was mainly driven by the timing of North America SID customer invoicing and subsequent collections, and higher revenues in the quarter.
Investing Cash Flows: Net cash used from investing activities increased $9.2 million in the first six months of 2022, to net cash used of $67.6 million from $58.4 million in the first six months of 2021. Our cash paid for capital expenditures increased by $10.3 million to $70.0 million from $59.7 million in the first six months of 2021. The change in cash paid for capital expenditures was mainly attributable to the timing of cash payments.
Financing Cash Flows: Net cash provided from financing activities increased $161.6 million in the first six months of 2022, to a source of funds of $79.0 million from a use of funds of $82.6 million in the first six months of 2021. Our net borrowings on our Credit Facility and Term Loan were $94.6 million in the first six months of 2022, compared to net repayments of $66.9 million in the first six months of 2021.

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
We are subject to market risks arising from changes in interest rates which relate primarily to our financing activities. We performed a sensitivity analysis to determine how market rate changes might affect the fair value of our market risk-sensitive debt instruments (variable rate debt) which in aggregate as of June 30, 2022, are 31.6% of total aggregate debt. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate debt would be approximately $5.4 million on a pre-tax basis.
We are subject to market risks arising from changes in the prices for commodities such as diesel fuel and utilities. For example, historically diesel fuel has been approximately five percent of our Cost of Revenues. As the market prices for these commodities increase or decrease, our revenues, operating costs and margins may also increase or decrease. Variability in commodity prices can also impact the margins of our business as certain components of our revenue are structured as a pass through of costs, including fuel surcharges as changes in diesel costs are generally offset in Revenues through our indexed fuel surcharges.
There were no other material changes from the information provided in our 2021 Form 10-K.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective as of June 30, 2022, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2022, there were no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

2022 Q2 10-Q Report	Stericycle, Inc. ●	30

Table of Contents	PART II

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
Further information pertaining to legal proceedings can be found in Part I, Item I. Financial Statements; Note 9 — Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements and is incorporated herein by reference.

Item 1A. Risk Factors
In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the 2021 Form 10-K and subsequent Quarterly Reports on Form 10-Q and the factors identified under “Safe Harbor Statement” at the beginning of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the 2021 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to the risk factors included in the 2021 Form 10-K and subsequent Quarterly Reports on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the three months ended June 30, 2022.

2022 Q2 10-Q Report	Stericycle, Inc. ●	31

Table of Contents	PART IV

Item 6. Exhibits
The following exhibits are filed or furnished as part of this report:
Exhibit Index

Exhibit Index	Description
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
10.1
First Amendment, dated as of April 26, 2022, to the Amended and Restated Credit Agreement, dated as of September 30, 2021, among Stericycle, Inc. and certain subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swing line lender, a lender and a letter of credit issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q file April 28, 2022)

10.2	Amendment to the Stericycle, Inc. Annual Incentive Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income (Loss); (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Equity and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* The Company agrees to furnish supplementally a copy of any omitted exhibit or appendix to the Securities and Exchange Commission upon request.

2022 Q2 10-Q Report	Stericycle, Inc. ●	32

Table of Contents	SIGNATURES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 5, 2022

STERICYCLE, INC.
(Registrant)
By: /s/ JANET H. ZELENKA
Janet H. Zelenka
Executive Vice President, Chief Financial Officer & Chief Information Officer

2022 Q2 10-Q Report	Stericycle, Inc. ●	33