Form 10-Q
period 2022-09-30
STERICYCLE INC
filed 2022-11-03
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
[Mark One]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On October 31, 2022, there were 92,184,219 shares of the Registrant’s Common Stock outstanding.

2022 Q3 10-Q Report	Stericycle, Inc. ●	3

Glossary of Defined Terms
Unless the context requires otherwise, the “Company”, “Stericycle”, “we”, “us” or “our” refers to Stericycle, Inc. on a consolidated basis. The Company also uses several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined below:

Abbreviation	Description
2021 Form 10-K	Annual report on Form 10-K for the year ended December 31, 2021
Adjusted Income from Operations	Income from Operations adjusted for certain items discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
AICPA	American Institute of Certified Public Accountants
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CDC	U.S. Centers for Disease Control and Prevention
Credit Agreement Defined Debt Leverage Ratio	As of any date of determination, the ratio of (a) (i) Consolidated Funded Indebtedness as of such date minus (ii) Unrestricted Cash as of such date to (b) Consolidated EBITDA for the period of four fiscal quarters most recently ended on or prior to such date
COR	Cost of Revenues
COVID-19	The global novel coronavirus disease 2019 outbreak, which the World Health Organization declared as to be a pandemic
Credit Agreement	Credit Agreement dated as of September 30, 2021 and First Amendment dated April 26, 2022, among the Company and certain subsidiaries as borrowers. Bank of America, N.A., as administrative agent, swing line lender, a lender and a letter of credit issuer and the other lenders party thereto, as amended
Credit Facility	The Company's $1.2 billion credit facility due in September of 2026 granted under the terms of the Credit Agreement
DEA	U.S. Drug Enforcement Administration. The DEA is a division of the U.S. Department of Justice. It is the federal agency which regulates the manufacture, dispensing, storage, and shipment of controlled substances including medications with human abuse potential
DOJ	U.S. Department of Justice
Domestic Environmental Solutions	Hazardous Waste Solutions and Manufacturing and Industrial Services
DOT	U.S. Department of Transportation
DSO	Days Sales Outstanding, defined as the average number of days that it takes a company to collect payment after revenue has been recorded, computed as the trailing twelve months of Revenues for the period ended DSO, divided by the Accounts Receivable balance at the end of the period
DTSC	U.S. Department of Toxic Substances Control
EBITDA	Earnings Before Interest, Taxes, Depreciation & Amortization. Another common financial term utilized by Stericycle to analyze the core profitability of the business before interest, tax, depreciation and amortization
EPA	U.S. Environmental Protection Agency
ERP	Enterprise Resource Planning
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
FCPA Settlement	FCPA Settlement with the Securities and Exchange Commission, the Department of Justice and Brazilian authorities of approximately $90.0 million
International	Operating segment including Europe, Middle East, Asia Pacific and Latin America Business operations outside of North America
IRS	U.S. Internal Revenue Service
North America	Operating segment in North America, including U.S., Canada and Puerto Rico
OSHA	U.S. Occupational Safety and Health Act of 1970
Other Costs	Represents corporate enabling and shared services costs, annual incentive and stock-based compensation
PFA	Pre-filing agreement with the U.S. Internal Revenue Service
Purchase Agreement	Stock Purchase Agreement, dated as of February 6, 2020, by and between Stericycle, Inc., and the Harsco Corporation and CEI Holding LLC, a Delaware limited liability company and subsidiary of Harsco Corporation
PSU	Performance-based Restricted Stock Unit
RSU	Restricted Stock Unit
RTO	Return to Office
RWCS	Regulated Waste and Compliance Services, a business unit that provides regulated medical waste services and patient engagement
SEC	U.S. Securities and Exchanges Commission
Senior Notes	5.375% ($600.0 million) Senior Notes due July 2024 and 3.875% ($500.0 million) Senior Notes due January 2029
SG&A	Selling, General and Administrative expenses
SID	Secure Information Destruction Services, a business unit that provides confidential customer material shredding services and recycling of shredded paper
SOP	Sorted Office Paper
SQ Settlement	Small quantity medical waste customers class action settlement of $295.0 million
Term Facility	Aggregate amount of commitments made by any lender under the terms of the Credit Agreement
Term Loans	Advances made by any lender under the Term Facility
U.S.	United States of America
U.S. GAAP	U.S. Generally Accepted Accounting Principles

2022 Q3 10-Q Report	Stericycle, Inc. ●	4

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

In millions, except per share data
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$690.3	$648.9	$2,034.4	$1,989.6
Cost of revenues	424.1	409.2	1,263.3	1,219.4
Gross profit	266.2	239.7	771.1	770.2
Selling, general and administrative expenses	215.6	279.4	676.5	695.2
Divestiture losses, net	—	10.9	—	10.9
Income (loss) from operations	50.6	(50.6)	94.6	64.1
Interest expense, net	(19.8)	(18.8)	(54.6)	(55.1)
Other income, net	2.3	0.5	0.8	0.5
Income (loss) before income taxes	33.1	(68.9)	40.8	9.5
Income tax (expense) benefit	(5.1)	3.0	(16.4)	(19.9)
Net income (loss)	28.0	(65.9)	24.4	(10.4)
Net income attributable to noncontrolling interests	—	(0.1)	(0.2)	(0.2)
Net income (loss) attributable to Stericycle, Inc. common shareholders	$28.0	$(66.0)	$24.2	$(10.6)
Earnings (loss) per common share attributable to Stericycle, Inc. common shareholders
Basic	$0.30	$(0.72)	$0.26	$(0.11)
Diluted	$0.30	$(0.72)	$0.26	$(0.11)
Weighted average number of common shares outstanding:
Basic	92.2	91.9	92.1	91.8
Diluted	92.4	91.9	92.4	91.8
See accompanying Notes to Condensed Consolidated Financial Statements.

2022 Q3 10-Q Report	Stericycle, Inc. ●	5

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$28.0	$(65.9)	$24.4	$(10.4)

Other comprehensive (loss) income:
Currency translation adjustments	(65.4)	(18.2)	(120.3)	(24.6)
Cumulative currency translation adjustment realized through disposition of Japan operations	—	3.8	—	3.8
Total other comprehensive loss	(65.4)	(14.4)	(120.3)	(20.8)

Comprehensive loss	(37.4)	(80.3)	(95.9)	(31.2)
Less: comprehensive loss (income) attributable to noncontrolling interests	(0.3)	0.1	(0.6)	0.2
Comprehensive loss attributable to Stericycle, Inc. common shareholders	$(37.1)	$(80.4)	$(95.3)	$(31.4)
See accompanying Notes to Condensed Consolidated Financial Statements.

2022 Q3 10-Q Report	Stericycle, Inc. ●	6

STERICYCLE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except per share data
	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$44.0	$55.6
Accounts receivable, less allowance for doubtful accounts of $58.6 in 2022 and $43.3 in 2021	463.4	420.4
Prepaid expenses	39.4	45.6
Other current assets	50.9	53.9
Total Current Assets	597.7	575.5
Property, plant and equipment, less accumulated depreciation of $664.3 in 2022 and $658.5 in 2021	711.7	711.0
Operating lease right-of-use assets	378.8	344.8
Goodwill	2,748.9	2,815.7
Intangible assets, less accumulated amortization of $802.1 in 2022 and $736.6 in 2021	839.6	964.5
Other assets	63.9	61.6
Total Assets	$5,340.6	$5,473.1
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$17.2	$19.9
Bank overdrafts	2.6	1.6
Accounts payable	200.4	218.9
Accrued liabilities	230.5	359.6
Operating lease liabilities	87.4	85.5
Other current liabilities	48.7	46.2
Total Current Liabilities	586.8	731.7
Long-term debt, net	1,651.7	1,589.8
Long-term operating lease liabilities	313.2	279.8
Deferred income taxes	417.2	411.0
Long-term taxes payable	12.9	19.1
Other liabilities	33.1	38.9
Total Liabilities	3,014.9	3,070.3

Commitments and contingencies

EQUITY
Common stock (par value $0.01 per share, 120.0 shares authorized, 92.2 and 91.9 issued and outstanding in 2022 and 2021, respectively)	0.9	0.9
Additional paid-in capital	1,280.8	1,261.8
Retained earnings	1,379.0	1,354.8
Accumulated other comprehensive loss	(338.3)	(218.8)
Total Stericycle, Inc.’s Equity	2,322.4	2,398.7
Noncontrolling interests	3.3	4.1
Total Equity	2,325.7	2,402.8
Total Liabilities and Equity	$5,340.6	$5,473.1
See accompanying Notes to Condensed Consolidated Financial Statements.

2022 Q3 10-Q Report	Stericycle, Inc. ●	7

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In millions
	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$24.4	$(10.4)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	81.5	77.9
Intangible amortization	94.7	89.1
Stock-based compensation expense	20.1	18.8
Deferred income taxes	12.0	11.5
Divestiture losses, net	—	10.9
Asset impairments, loss on disposal of property plant and equipment and other charges	2.2	—
Other, net	3.9	3.9
Changes in operating assets and liabilities:
Accounts receivable	(60.3)	(52.3)
Prepaid expenses	5.4	4.3
Accounts payable	(9.4)	26.8
Accrued liabilities	(101.5)	45.6
Other assets and liabilities	(29.9)	(23.9)
Net cash from operating activities	43.1	202.2
INVESTING ACTIVITIES:
Capital expenditures	(106.0)	(85.8)
Proceeds from divestiture of businesses, net	1.6	10.6
Other, net	0.9	2.2
Net cash from investing activities	(103.5)	(73.0)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(9.8)	(14.8)
Proceeds from foreign bank debt	1.6	—
Repayments of foreign bank debt	(1.7)	(28.1)
Repayments of term loan	—	(222.5)
Proceeds from credit facility	1,018.8	1,158.6
Repayments of credit facility	(945.3)	(1,029.4)
Proceeds from bank overdrafts, net	1.1	3.6
Payments of finance lease obligations	(2.4)	(3.0)
Payments of debt issuance costs	(0.4)	(3.9)
Proceeds from issuance of common stock, net of (payments of) taxes from withheld shares	(5.0)	(3.1)
Payments to noncontrolling interest	(0.2)	(0.6)
Net cash from financing activities	56.7	(143.2)
Effect of exchange rate changes on cash and cash equivalents	(7.9)	(1.8)
Net change in cash and cash equivalents	(11.6)	(15.8)
Cash and cash equivalents at beginning of period	55.6	53.3
Cash and cash equivalents at end of period	$44.0	$37.5

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$64.3	$55.0
Income taxes paid, net	$3.0	$11.3
Capital expenditures in Accounts payable	$25.6	$16.8
See accompanying Notes to Condensed Consolidated Financial Statements.

2022 Q3 10-Q Report	Stericycle, Inc. ●	8

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of July 1, 2022	92.1	$0.9	$1,271.2	$1,351.0	$(273.2)	$3.8	$2,353.7
Net income	—	—	—	28.0	—	—	28.0
Currency translation adjustment	—	—	—	—	(65.1)	(0.3)	(65.4)
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.1	—	2.1	—	—	—	2.1
Stock-based compensation expense	—	—	7.5	—	—	—	7.5
Changes in noncontrolling interest	—	—	—	—	—	(0.2)	—
Balance as of September 30, 2022	92.2	$0.9	$1,280.8	$1,379.0	$(338.3)	$3.3	$2,325.7

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of July 1, 2021	91.8	$0.9	$1,244.6	$1,438.0	$(193.7)	$3.7	$2,493.5
Net (loss) income	—	—	—	(66.0)	—	0.1	(65.9)
Currency translation adjustment	—	—	—	—	(18.1)	(0.1)	(18.2)
Cumulative currency translation loss realized through disposition of Japan operations	—	—	—	—	3.8	—	3.8
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	—	—	2.3	—	—	—	2.3
Stock-based compensation expense	—	—	6.7	—	—	—	6.7
Changes in noncontrolling interest	—	—	—	—	—	—	—
Balance as of September 30, 2021	91.8	$0.9	$1,253.6	$1,372.0	$(208.0)	$3.7	$2,422.2
See accompanying Notes to Condensed Consolidated Financial Statements.

2022 Q3 10-Q Report	Stericycle, Inc. ●	9

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2021	91.9	$0.9	$1,261.8	$1,354.8	$(218.8)	$4.1	$2,402.8
Net income	—	—	—	24.2	—	0.2	24.4
Currency translation adjustment	—	—	—	—	(119.5)	(0.8)	(120.3)
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.3	—	(1.1)	—	—	—	(1.1)
Stock-based compensation expense	—	—	20.1	—	—	—	20.1
Changes in noncontrolling interest	—	—	—	—	—	(0.2)	(0.2)
Balance as of September 30, 2022	92.2	$0.9	$1,280.8	$1,379.0	$(338.3)	$3.3	$2,325.7

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2020	91.6	$0.9	$1,234.0	$1,382.6	$(187.4)	$4.3	$2,434.4
Net (loss) income	—	—		(10.6)	—	0.2	(10.4)
Currency translation adjustment	—	—	—	—	(24.4)	(0.2)	(24.6)
Cumulative currency translation loss realized through disposition of Japan operations	—	—	—	—	3.8	—	3.8
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.2	—	0.8	—	—	—	0.8
Stock-based compensation expense	—	—	18.8	—	—	—	18.8
Changes in noncontrolling interest	—	—	—	—	—	(0.6)	(0.6)
Balance as of September 30, 2021	91.8	$0.9	$1,253.6	$1,372.0	$(208.0)	$3.7	$2,422.2
See accompanying Notes to Condensed Consolidated Financial Statements.

2022 Q3 10-Q Report	Stericycle, Inc. ●	10

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
The accompanying unaudited Condensed Consolidated Financial Statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, have been prepared pursuant to the rules and regulations of the SEC for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements prepared in conformity with U.S. GAAP. In the opinion of management, however, all adjustments, consisting of normal recurring adjustments necessary to present fairly the results of operations, financial position and cash flows have been made. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2021 Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year or any other period.
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

2022 Q3 10-Q Report	Stericycle, Inc. ●	11

Disaggregation of Revenues
The following table presents revenues disaggregated by service and reportable segments:

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue by Service
Regulated Waste and Compliance Services	$447.8	$461.7	$1,348.9	$1,398.3
Secure Information Destruction Services	242.5	187.2	685.5	591.3
Total Revenues	$690.3	$648.9	$2,034.4	$1,989.6
North America
Regulated Waste and Compliance Services	$369.7	$365.4	$1,097.5	$1,094.4
Secure Information Destruction Services	215.1	158.5	599.7	505.8
Total North America Segment	$584.8	$523.9	$1,697.2	$1,600.2
International
Regulated Waste and Compliance Services	$78.1	$96.3	$251.4	$303.9
Secure Information Destruction Services	27.4	28.7	85.8	85.5
Total International Segment	$105.5	$125.0	$337.2	$389.4
Contract Liabilities
Contract liabilities at September 30, 2022 and December 31, 2021, were $8.2 million and $9.0 million, respectively. Substantially all of the contract liabilities as of September 30, 2022, are expected to be recognized in Revenues, as the amounts are earned, which will be over the next 12 months.
Contract Acquisition Costs
The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are deferred and amortized to SG&A over a weighted average estimated period of benefit of 6.5 years.
During the three months ended September 30, 2022 and 2021, the Company amortized $3.8 million and $3.2 million, respectively, of deferred sales incentives to SG&A. During the nine months ended September 30, 2022 and 2021, the Company amortized $10.8 million and $9.3 million, respectively, of deferred sales incentives to SG&A.
Total contract acquisition costs, net of accumulated amortization, were classified as follows:

In millions
	September 30, 2022	December 31, 2021
Other current assets	$13.8	$12.4
Other assets	38.4	34.3
Total contract acquisition costs	$52.2	$46.7
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

2022 Q3 10-Q Report	Stericycle, Inc. ●	12

The changes in allowance for doubtful accounts were reported as follows:

In millions
	Nine Months Ended September 30,
	2022	2021
Beginning Balance	$43.3	$56.2
Bad debt expense, net of recoveries	25.4	2.8
Write-offs	(9.8)	(13.3)
Other changes	(0.3)	(3.1)
Ending Balance	$58.6	$42.6

NOTE 3 — DIVESTITURES AND ASSET IMPAIRMENTS
Divestitures
On September 1, 2021, the Company completed the sale of its operations in Japan for cash proceeds of $11.3 million reported in International. The transaction resulted in a third quarter 2021 divestiture pre-tax loss of $10.9 million reported in our International segment, of which $3.8 million related to the reclassification of accumulated currency translation adjustments to earnings. On December 1, 2021, the Company completed the sale of its Environmental Solutions operations in Canada for cash proceeds of $24.4 million reported in North America. The results of operations of these divested businesses have been excluded from our Condensed Consolidated Financial Statements from the date of the divestitures.
Asset Impairments
In the three and nine months ended September 30, 2022, the Company recognized $2.0 million related to impairments associated with exiting certain North American office facilities.

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

2022 Q3 10-Q Report	Stericycle, Inc. ●	13

NOTE 5 — LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

In millions
	September 30, 2022	December 31, 2021
$1.2 billion Credit Facility, due in 2026	$317.5	$247.0
$200 million Term Loan, due in 2026	200.0	200.0
$600 million Senior Notes, due in 2024	600.0	600.0
$500 million Senior Notes, due in 2029	500.0	500.0
Promissory notes and deferred consideration weighted average maturity of 3.5 years at 2022 and 3.7 years at 2021	44.1	54.6
Foreign bank debt weighted average maturity 5.2 years at 2022 and 6.0 years at 2021	0.4	0.7
Obligations under finance leases	18.8	21.4
Total debt	1,680.8	1,623.7
Less: current portion of total debt	17.2	19.9
Less: unamortized debt issuance costs	11.9	14.0
Long-term portion of total debt	$1,651.7	$1,589.8
The estimated fair value of our debt approximated $1.54 billion and $1.63 billion as of September 30, 2022 and December 31, 2021, respectively. These fair value amounts were estimated using an income approach by applying market interest rates for comparable instruments and developed based on inputs classified as Level 2.
The weighted average interest rates on long-term debt, excluding finance leases were as follows:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
$1.2 billion Credit Facility, due in 2026 (variable rate)	4.91%	1.76%
$200 million term loan, due in 2026 (variable rate)	4.62%	1.40%
$600 million Senior Notes, due in 2024 (fixed rate)	5.38%	5.38%
$500 million Senior Notes, due in 2029 (fixed rate)	3.88%	3.88%
Promissory notes and deferred consideration (fixed rate)	3.41%	3.19%
Foreign bank debt (fixed rate)	9.80%	9.80%
On April 26, 2022, we entered into a First Amendment which amends, among other provisions, the Credit Agreement to modify the definition of Consolidated EBITDA to add back certain charges in connection with the FCPA Settlement in an aggregate amount not to exceed (i) $61.0 million for the fiscal quarter ended September 30, 2021, (ii) $19.7 million for the fiscal quarter ended December 31, 2021, and (iii) $9.2 million for the fiscal quarter ended March 31, 2022. The Credit Agreement retains, among other covenants, its financial covenant requiring maintenance of a maximum Consolidated Leverage Ratio of 4.00 to 1.00 for any fiscal quarter ending on or after September 30, 2022, which includes, among other provisions, continuation of $100.0 million cash add backs to EBITDA through December 31, 2022, with no further add backs thereafter. In April 2022, the Company incurred deferred issuance costs of $0.4 million relating to the First Amendment.
As of September 30, 2022, the Company was in compliance with its financial covenants. The Credit Agreement Defined Debt Leverage Ratio covenant was 3.76 to 1.00, which was below the allowed maximum ratio of 4.00 to 1.00 as set forth in the amended Credit Agreement.
Amounts committed to outstanding letters of credit and the unused portion of the Company’s Credit Facility were as follows:

In millions
	September 30, 2022	December 31, 2021
Outstanding letters of credit under Credit Facility	$59.9	$71.4
Unused portion of the Credit Facility	822.6	881.5

2022 Q3 10-Q Report	Stericycle, Inc. ●	14

NOTE 6 — INCOME TAXES

The Company reported an income tax expense of $5.1 million for the three months ended September 30, 2022, compared to an income tax benefit of $3.0 million for the three months ended September 30, 2021. The effective tax rates for the three months ended September 30, 2022 and 2021, were 15.4% and 4.4%, respectively. The effective tax rate for the three months ended September 30, 2022, reflects (i) tax benefit from the release of uncertain tax position reserves and (ii) tax benefit associated with the U.S. federal research and development tax credit, partially offset by (iii) losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances, and (iv) equity-based compensation awards expiring without a tax benefit. The effective tax rate for the three months ended September 30, 2021, reflects (i) a nondeductible FCPA Settlement accrual and (ii) losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances, partially offset by (iii) the net tax benefit from divestitures.
The Company reported income tax expense of $16.4 million and $19.9 million for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rates for the nine months ended September 30, 2022 and 2021, were 40.2% and 209.5%, respectively. The effective tax rate for the nine months ended September 30, 2022, reflects (i) losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances, and (ii) equity-based compensation awards expiring without a tax benefit, partially offset by (iii) tax benefit from the release of uncertain tax position reserves. The effective tax rate for the nine months ended September 30, 2021, reflects (i) a nondeductible FCPA Settlement accrual, (ii) losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances, and (iii) equity-based compensation awards expiring without a tax benefit, partially offset by (iv) a tax benefit associated with a tax matter that was subject to a PFA with the IRS and (v) the net tax benefit from divestitures.

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
The following table shows the effect of stock-based awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

In millions of shares
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average common shares outstanding - basic	92.2	91.9	92.1	91.8
Incremental shares outstanding related to stock-based awards (1)	0.2	—	0.3	—
Weighted average common shares outstanding - diluted	92.4	91.9	92.4	91.8
(1)In periods of net loss, stock-based awards are anti-dilutive and therefore excluded from the earnings (loss) per share calculation.
Anti-dilutive stock-based awards excluded from the computation of diluted earnings (loss) per share using the treasury stock method includes the following:

In thousands of shares
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Option awards	1,153	1,741	1,297	2,042
RSU awards	397	318	115	307

2022 Q3 10-Q Report	Stericycle, Inc. ●	15

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

NOTE 8 — SEGMENT REPORTING

The Company evaluates, oversees, and manages the financial performance of two operating and reportable segments – North America and International.
The following tables show financial information for the Company's reportable segments:

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
North America	$584.8	$523.9	$1,697.2	$1,600.2
International	105.5	125.0	337.2	389.4
Total	$690.3	$648.9	$2,034.4	$1,989.6
Adjusted Income from Operations
North America	$160.4	$132.7	$443.9	$449.9
International	7.4	15.1	27.2	43.3
Other Costs	(75.8)	(75.3)	(238.1)	(205.0)
Total	$92.0	$72.5	$233.0	$288.2

The following table reconciles the Company's primary measure of segment profitability, Adjusted Income from Operations, to Income from operations:

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total Reportable Segment Adjusted Income from Operations	$92.0	$72.5	$233.0	$288.2
Adjusting Items:
ERP Implementation	(3.9)	(14.6)	(13.0)	(49.8)
Intangible Amortization	(31.5)	(29.2)	(94.7)	(89.1)
Portfolio Optimization	(1.4)	(12.2)	(2.7)	(13.8)
Litigation, Settlements and Regulatory Compliance	(2.6)	(67.1)	(26.0)	(71.4)
Asset Impairments	(2.0)	—	(2.0)	—
Income (loss) from operations	$50.6	$(50.6)	$94.6	$64.1

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

2022 Q3 10-Q Report	Stericycle, Inc. ●	16

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

2022 Q3 10-Q Report	Stericycle, Inc. ●	17

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
Based on the foregoing settlements and as provided by U.S. GAAP, in addition to the $80.7 million previously accrued in 2021, the Company accrued an additional $9.6 million in the first half of 2022 for the FCPA Settlement. In the second and third quarters of 2022, the Company paid $81.0 million of the agreed settlement to the DOJ, the SEC and the Brazilian authorities.
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
In addition, the Company has been informed that the office of the United States Attorney for the Southern District of New York is conducting an investigation into compliance with the False Claims Act and other federal statutes in connection with the collection, transportation and disposal of hazardous waste by the Company’s former Domestic Environmental Solutions business unit. The Company has also been informed that the State of California Department of Justice is conducting an investigation related to the Company’s collection, transportation, and disposal of waste generated by government customers in California. The Company is cooperating with these investigations. The Company has made an accrual in respect of this matter consistent with its accrual policies described above, which is not material.
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
Effective April 6, 2020, the Company completed the divestiture of its Domestic Environmental Solutions business, including the facility in Rancho Cordova, California, to Harsco Corporation. Pursuant to the Purchase Agreement, the Company may have liability under certain indemnification claims for matters relating to those Domestic Environmental Solutions facilities, including potentially with respect to the investigations by the Southern District of New York and California Department of Justice described above and the Rancho Cordova, California, and DEA Investigation matters discussed below.
Rancho Cordova, California, NOVs. On June 25 and 26, 2018, the California DTSC conducted a Compliance Enforcement Inspection of the Company’s former Domestic Environmental Solutions facility in Rancho Cordova, California. On February 14, 2020, DTSC filed an action in the Superior Court for the State of California, Sacramento County Division, alleging violations of California’s Hazardous Waste Control Law and the facility’s hazardous waste permit arising from the inspection. That action is ongoing.
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

2022 Q3 10-Q Report	Stericycle, Inc. ●	18

challenges, that DTSC action became final as of April 8, 2022, triggering an obligation to execute the closure plan set forth in the facility's permit. Consistent with its accrual policies described previously, the Company has made an accrual in the amount of its estimate of closure costs reasonably likely to be incurred and indemnified to Harsco under the Purchase Agreement, which is not material.
DEA Investigation. On February 11, 2020, the Company received an administrative subpoena from the DEA, which executed a search warrant at the Company’s former Domestic Environmental Solutions facility at Rancho Cordova, California and an administrative inspection warrant at the Company’s former facility in Indianapolis, Indiana for materials related to the former Domestic Environmental Solutions business of collecting, transporting, and destroying controlled substances from retail customers (the “ESOL Retail Controlled Substances Business”). On that same day, agents from the DTSC executed a separate search warrant at the Rancho Cordova facility. Since that time, the U.S. Attorney’s Office for the Eastern District of California (“USAO EDCA”) has been overseeing criminal and civil investigations of the ESOL Retail Controlled Substances Business. The USAO EDCA has informed the Company that it may have civil liability under the Controlled Substances Act related to the Domestic Environmental Solutions Retail Controlled Substances Business. The Company is cooperating with the civil and criminal investigations, which are ongoing.
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

2022 Q3 10-Q Report	Stericycle, Inc. ●	19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement
This document may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. When we use words such as “believes”, “expects”, “anticipates”, “estimates”, “may”, “plan”, “will”, “goal”, or similar expressions, we are making forward-looking statements. Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of our management about future events and are therefore subject to risks and uncertainties, which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. Factors that could cause such differences include, among others, inflationary cost pressure in labor, supply chain, energy, and other expenses, decreases in the volume of regulated wastes or personal and confidential information collected from customers, the ability to implement the remaining phases of our ERP system, and disruptions resulting from deployment of our ERP system, disruptions in our supply chain, disruptions in or attacks on information technology systems, labor shortages, a recession or economic disruption in the U.S. and other countries resulting from the COVID-19 virus or otherwise, changing market conditions in the healthcare industry, competition and demand for services in the regulated waste and secure information destruction industries, SOP pricing volatility, foreign exchange rate volatility in the jurisdictions in which we operate, changes in governmental regulation of the collection, transportation, treatment and disposal of regulated waste or the proper handling and protection of personal and confidential information, the level of government enforcement of regulations governing regulated waste collection and treatment or the proper handling and protection of personal and confidential information, charges related to portfolio optimization or the failure of acquisitions or divestitures to achieve the desired results, failure to consummate transactions with respect to non-core businesses, the obligations to service substantial indebtedness and comply with the covenants and restrictions contained in our credit agreements and notes, rising interest rates or a downgrade in our credit rating resulting in an increase in interest expense, political, economic, inflationary and other risks related to our foreign operations, developments in the COVID-19 pandemic and the resulting impact on the results of operations, long-term remote work arrangements which may adversely affect our business, measures taken by governmental authorities to prevent the spread of the COVID-19 virus which could disrupt our supply chain, result in disruptions in transportation services and restrictions on the ability of our team members to travel, result in temporary closure of our facilities or the facilities of our customers and suppliers, affect the volume of paper processed by our secure information destruction business and the revenue generated from the sale of SOP, weather and environmental changes related to climate change, requirements of customers and investors for net carbon zero emissions strategies, and the introduction of regulations for greenhouse gases, which could negatively affect our costs to operate, the outcome of pending, future or settled litigation or investigations including with respect to the U.S. Foreign Corrupt Practices Act and foreign anti-corruption laws, failure to maintain an effective system of internal control over financial reporting, as well as other factors described in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K and subsequent Quarterly Reports on Forms 10-Q. As a result, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends. We disclaim any obligation to update or revise any forward-looking or other statements contained herein other than in accordance with legal and regulatory obligations.

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

2022 Q3 10-Q Report	Stericycle, Inc. ●	20

Key business highlights include:
•Organic revenues(1) grew 10.9% compared to the third quarter of 2021. SID organic revenue grew 32.3%, mainly driven by higher service and recycling revenues and the impact of non-recurring typical ERP start-up challenges experienced in the third quarter of 2021. RWCS organic revenue grew 2.2%.
•Pricing levers helped offset labor and other supply chain inflationary cost pressures in the third quarter of 2022.
•Net cash from operating activities was $61.5 million in the third quarter of 2022, an increase of $8.7 million compared to the third quarter of 2021, and an increase of $41.1 million compared to the second quarter of 2022.
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
Beginning in third quarter of 2021 and continuing throughout the third quarter of 2022, we experienced inflationary cost increases in our underlying expenses, including labor, supply-chain and other costs. We also have been experiencing delays in completing certain capital projects and face additional challenges due to macroeconomic supply chain disruptions. The higher operating labor costs were mainly associated with maintaining competitive wages for existing team members and increased starting wages for new hires. Higher supply chain and other inflationary costs were mainly from higher vehicle rental and maintenance expenses as we continued to experience delays in replacement vehicle deliveries, higher energy expenses, and higher costs associated with supplies and disposable containers and liners. While fuel costs have increased, they have been offset through our existing fuel surcharges.
We have continued to see the impact of the strengthening U.S. Dollar on our foreign currency translation. In the third quarter of 2022, changes in foreign exchange rates unfavorably impacted revenues by $18.0 million.

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

2022 Q3 10-Q Report	Stericycle, Inc. ●	21

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
•ERP implementation – In the third quarter, we successfully moved the technical code functionality for RWCS into our production environment. Following the completion of this milestone, we launched a pilot at the end of October for RWCS customers in Puerto Rico. This disciplined and consistent deployment approach allows us to mitigate risk and test data and functionality before deploying the ERP across all RWCS North America customers and facilities. This follows the deployment of our ERP system for North America’s finance and procurement processes and for North America’s SID business that was completed in 2021.
•Debt reduction and leverage improvement – We expect to improve our leverage ratio through continued focus on operating margin expansion, free cash flow generation, and divestiture proceeds, if applicable. Our amended Credit Facility defined debt leverage ratio was 3.76 times as of September 30, 2022, compared to 3.61 times as of December 31, 2021. Net debt, as defined in the Credit Agreement (total debt, adding back unamortized debt issuance costs, less cash and cash equivalents), increased $68.7 million in 2022, increasing total net debt to approximately $1.6 billion as of September 30, 2022.
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

Certain Key Priorities and Other Significant Matters
The following table identifies certain key priorities and other significant matters impacting our business and how they are classified in the Condensed Consolidated Statements of Income (Loss):

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Included in SG&A
ERP Implementation	$3.9	$14.6	$13.0	$49.8
Intangible Amortization	31.5	29.2	94.7	89.1
Portfolio Optimization	1.4	1.3	2.7	2.9
Litigation, Settlements and Regulatory Compliance	2.6	67.1	26.0	71.4
Asset Impairments	2.0	—	2.0	—
Total included in SG&A	41.4	112.2	138.4	213.2

Divestiture losses, net	—	10.9	—	10.9
Total included in income from operations	$41.4	$123.1	$138.4	$224.1

After tax items:
Other Tax Matter	$—	$—	$—	$(5.5)
Total after-tax	$—	$—	$—	$(5.5)

2022 Q3 10-Q Report	Stericycle, Inc. ●	22

ERP Implementation
For the periods presented and for the cumulative period since the inception of the ERP Implementation, we have recognized the following, principally reported in Other Costs:

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Since Inception
	2022	2021	2022	2021
ERP Implementation
Consulting and professional fees	$3.9	$11.2	$13.0	$33.5	$119.8
Internal labor	—	1.7	—	7.2	39.1
Software usage/maintenance fees	—	1.1	—	7.5	42.3
Other related expenses	—	0.6	—	1.6	11.5
Operating expenditures	3.9	14.6	13.0	49.8	212.7
Capital expenditures	5.0	5.6	9.1	17.4	189.8
Total operating and capital expenditures	$8.9	$20.2	$22.1	$67.2	$402.5

As we continue to implement and deploy the North America ERP system in our RWCS business, we will incur costs to develop and deploy the system, which includes additional capital expenditures as well as operating expenditures. Upon the substantial implementation of North America's finance and procurement processes and for North America's SID business in the third quarter of 2021, certain costs became incremental information technology ongoing costs for running the new system, including maintenance, licensing, and depreciation expenses. Additionally, we will continue to incur the current level of costs to maintain the legacy suite of applications that are also used by our international businesses until their system portfolio is modernized. Certain readiness activities, related to our international system modernization and ERP deployment, commenced in the third quarter of 2022.
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
Divestitures
We evaluate our portfolio of services on an ongoing basis with a country-by-country and service line-by-service line approach to assess long-term potential and identify potential business candidates for divestiture. Divestitures resulting from this evaluation may cause us to record significant charges, including those related to goodwill, other intangible assets, long-lived assets, and cumulative translation adjustments. In addition, divestitures we complete may not yield the targeted improvements in our business. Any charges that we are required to record or the failure to achieve the intended financial results associated with the portfolio optimization evaluation could have a material adverse effect on our business, financial condition, or results of operations. See Part I, Item I. Financial Statements; Note 3 — Divestitures and Asset Impairments.
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

2022 Q3 10-Q Report	Stericycle, Inc. ●	23

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
See table above for certain key priorities and other significant matters for litigation, settlement and regulatory compliance charges. Among other things, the table reflects consulting and professional fees, contingent liability provisions and settlements, net of insurance recoveries, impacting our business for the periods presented, primarily in Other Costs. In the nine months ended September 30, 2022, we accrued an additional $9.6 million for the FCPA Settlement, bringing the total cumulative charge to $90.3 million. For the nine months ended September 30, 2021, we had accrued $61.0 million. In the nine months ended September 30, 2022, we paid $81.0 million related to the FCPA settlement. See Part I, Item I. Financial Statements; Note 9 — Commitments and Contingencies for additional details.
Asset Impairments
In the three and nine months ended September 30, 2022, the Company recognized $2.0 million related to impairments associated with exiting certain North American office facilities.
Other Tax Matter
The Other Tax Matter relates to a tax benefit associated with resolution of a matter that was subject to a PFA with the IRS.

Results of Operations
Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021:
Revenues:
We analyze revenues by revenue service category and reportable segment which were as follows:

	Three Months Ended September 30,
	In millions				Components of Change (%)(1)
	2022	2021	Change ($)	Change (%)	Organic Growth (2)	Acquisition	Divestitures	Foreign Exchange (3)
Revenue by Service
Regulated Waste and Compliance Services	$447.8	$461.7	$(13.9)	(3.0)%	2.2%	0.4%	(2.9)%	(2.8)%
Secure Information Destruction Services	242.5	187.2	55.3	29.5%	32.3%	—%	—%	(2.8)%
Total Revenues	$690.3	$648.9	$41.4	6.4%	10.9%	0.3%	(2.0)%	(2.8)%
North America
Regulated Waste and Compliance Services	$369.7	$365.4	$4.3	1.2%	3.2%	0.6%	(2.4)%	(0.2)%
Secure Information Destruction Services	215.1	158.5	56.6	35.7%	36.1%	—%	—%	(0.5)%
Total North America Segment	$584.8	$523.9	$60.9	11.6%	13.2%	0.4%	(1.7)%	(0.2)%
International
Regulated Waste and Compliance Services	$78.1	$96.3	$(18.2)	(18.9)%	(1.5)%	—%	(4.5)%	(12.8)%
Secure Information Destruction Services	27.4	28.7	(1.3)	(4.5)%	11.0%	—%	—%	(15.5)%
Total International Segment	$105.5	$125.0	$(19.5)	(15.6)%	1.3%	—%	(3.5)%	(13.3)%

2022 Q3 10-Q Report	Stericycle, Inc. ●	24

	Nine Months Ended September 30,
	In millions				Components of Change (%) (1)
	2022	2021	Change ($)	Change (%)	Organic Growth (2)	Acquisition	Divestitures	Foreign Exchange(3)
Revenue by Service
Regulated Waste and Compliance Services	$1,348.9	$1,398.3	$(49.4)	(3.5)%	1.0%	0.4%	(3.0)%	(1.9)%
Secure Information Destruction Services	685.5	591.3	94.2	15.9%	17.7%	—%	—%	(1.8)%
Total Revenues	$2,034.4	$1,989.6	$44.8	2.3%	5.9%	0.3%	(2.1%)	(1.9%)
North America
Regulated Waste and Compliance Services	$1,097.5	$1,094.4	$3.1	0.3%	2.1%	0.5%	(2.2)%	(0.1)%
Secure Information Destruction Services	599.7	505.8	93.9	18.6%	18.8%	—%	—%	(0.3)%
Total North America Segment	$1,697.2	$1,600.2	$97.0	6.1%	7.4%	0.4%	(1.5)%	(0.1)%
International
Regulated Waste and Compliance Services	$251.4	$303.9	$(52.5)	(17.3)%	(2.9)%	—%	(5.7)%	(8.6)%
Secure Information Destruction Services	85.8	85.5	0.3	0.3%	10.8%	—%	—%	(10.5)%
Total International Segment	$337.2	$389.4	$(52.2)	(13.4)%	0.1%	—%	(4.5)%	(9.1)%
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

Revenues for the third quarter of 2022, were $690.3 million, an increase of $41.4 million, or 6.4%, compared to $648.9 million for the third quarter of 2021. Organic revenues grew $70.7 million, or 10.9%, primarily due to SID organic revenue growth of $60.5 million, or 32.3%, which was mainly driven by higher recycled paper revenues, reflecting higher SOP prices, quality of revenue initiatives, including fuel and other surcharges, continued recovery from the impact of COVID-19 and non-recurring typical ERP start-up challenges experienced in the third quarter 2021. RWCS organic revenues grew $10.2 million, or 2.2%, due to year-over-year improvement in quality of revenue and maritime recovery. An acquisition contributed $2.0 million, or 0.3%, during the quarter. Partially offsetting these revenue increases was a reduction in COVID-19 related transactional volume revenue, such as vaccine and testing waste, international waste over-classification and patient engagement related call volumes. In addition, revenues declined as a result of the impact of foreign exchange rates of $18.0 million, or 2.8%, and the impact of divestitures of $13.3 million, or 2.0%, which include divestitures of the Japan RWCS business in the third quarter of 2021 and the Canada Environmental Solutions business in the fourth quarter of 2021.
Revenues for the nine months ended September 30, 2022, were $2,034.4 million, an increase of $44.8 million, or 2.3%, compared to $1,989.6 million for the nine months ended September 30, 2021. Revenues increased due to growth in organic revenues of $118.2 million, or 5.9%, and acquisition revenues of $6.0 million, or 0.3%, partially offset by divestitures in 2021, which reduced revenues by $41.8 million, or 2.1%, and the impact of foreign exchange rates of $37.5 million, or 1.9%.
North America revenues increased $60.9 million, or 11.6%, in the third quarter of 2022, to $584.8 million from $523.9 million in the third quarter of 2021. Organic revenues increased $69.0 million, or 13.2%, primarily due to higher recycled paper revenues, reflecting higher SOP prices, fuel and other surcharges, continued recovery from the impact of COVID-19 and non-recurring typical ERP start-up challenges experienced in the third quarter 2021. In addition, higher RWCS organic revenues were due to quality of revenue initiatives, recovery of maritime waste services, and an acquisition. These revenue increases were partially offset by a reduction in RWCS COVID-19 related transactional volume revenue, such as vaccine and testing waste and patient engagement related call volumes, the impact of divestitures of $9.0 million, or 1.7%, and the impact of foreign exchange rates of $1.2 million, or 0.2%.

2022 Q3 10-Q Report	Stericycle, Inc. ●	25

International revenues decreased $19.5 million, or 15.6%, in the third quarter of 2022, to $105.5 million from $125.0 million in the third quarter of 2021. The decrease was due to the impact of foreign exchange rates of $16.8 million, or 13.3%, the impact of divestitures of $4.3 million, or 3.5%, and a reduction in COVID-19 related transactional volume revenue of $1.5 million, or 1.5%, including waste over-classification in our RWCS business. The decrease was partially offset by an increase of $3.2 million, or 11.0%, in SID organic revenues.
North America revenues increased $97.0 million, or 6.1%, for the nine months ended September 30, 2022, to $1,697.2 million from $1,600.2 million for the nine months ended September 30, 2021. Organic revenue increased $117.7 million, or 7.4%, primarily due to higher recycled paper revenues, reflecting higher SOP prices, fuel and other surcharges, continued recovery from the impact of COVID-19 and non-recurring typical ERP start-up challenges experienced in the third quarter of 2021, and an acquisition contributed $6.0 million, or 0.4%, partially offset by divestitures reducing revenues by $24.4 million, or 1.5% and foreign exchange rates of $2.3 million, or 0.1%.
International revenues decreased $52.2 million, or 13.4%, for the nine months ended September 30, 2022, to $337.2 million from $389.4 million for the nine months ended September 30, 2021. The decrease was primarily due to the impact of foreign exchange rates of $35.2 million, or 9.1%, a decrease in revenue from divestitures of $17.5 million, or 4.5% and a reduction in COVID-19 related transactional volume revenue of $8.8 million, or 2.9%. Partially offsetting these decreases was an increase of $9.3 million, or 10.8% in SID organic revenues.

Gross profit:

In millions
	Three Months Ended September 30,
	2022		2021		Change
	$	% Revenues	$	% Revenues	$	%
Gross profit	266.2	38.6%	239.7	36.9%	26.5	11.1%

In millions
	Nine Months Ended September 30,
	2022		2021		Change
	$	% Revenues	$	% Revenues	$	%
Gross profit	771.1	37.9%	770.2	38.7%	0.9	0.1%

The increase in the three and nine months ended September 30, 2022, compared to the 2021 comparable periods, was primarily due to quality of revenue initiatives, including results from our pricing levers which resulted in revenue flow through, which helped offset higher supply chain costs, wage adjustments, and other inflationary costs. The third quarter of 2021, included the impact of non-recurring typical ERP start-up challenges. Additionally, the three and nine months ended September 30, 2022, included higher headcount, onboarding, and overtime costs.

SG&A:

In millions
	Three Months Ended September 30,
	2022		2021		Change
	$	% Revenues	$	% Revenues	$	%
SG&A	215.6	31.2%	279.4	43.1%	(63.8)	(22.8)%

2022 Q3 10-Q Report	Stericycle, Inc. ●	26

In millions
	Nine Months Ended September 30,
	2022		2021		Change
	$	% Revenues	$	% Revenues	$	%
SG&A	676.5	33.3%	695.2	34.9%	(18.7)	(2.7)%

For the three and nine months ended September 30, 2022, compared to the 2021 comparable periods, we incurred lower SG&A charges associated with certain key priorities and other significant matters discussed above, primarily due to Litigation, Settlement and Regulatory Compliance matters. Further, as part of the ERP deployment in August 2021, certain costs became incremental, information technology ongoing costs for running the new system, including maintenance, licensing, and depreciation expenses. Additionally, the remaining change in SG&A was due to lower annual incentive compensation expense, partially offset by increased bad debt expense, primarily due to historically lower 2021 bad debt expense level and continued elevated past-due accounts receivable balances in 2022 due to North America SID billing and collection efforts primarily related to the ERP deployment.
Stericycle continues to identify and remediate North America billing and collections process matters, certain of which are associated with the ERP implementation. Through the nine months ended September 30, 2022, past-due accounts receivable increased, resulting in bad debt expense being higher than historical levels. To the extent billing and subsequent collections timing does not improve, higher levels of bad debt expense may continue.

Divestiture losses, net:

In millions
	Three Months Ended September 30,
	2022		2021		Change
	$	% Revenues	$	% Revenues	$	%
Divestiture losses, net	—	—%	10.9	1.7%	(10.9)	(100.0)%

In millions
	Nine Months Ended September 30,
	2022		2021		Change
	$	% Revenues	$	% Revenues	$	%
Divestiture losses, net	—	—%	10.9	0.5%	(10.9)	(100.0)%

For additional information, see Part I, Item I. Financial Statements; Note 3 — Divestitures and Asset Impairments in the Condensed Consolidated Financial Statements and our certain key priorities and other significant matters discussed above.

2022 Q3 10-Q Report	Stericycle, Inc. ●	27

Segment Profitability:
Segment profitability was as follows:

In millions
	Three Months Ended September 30,						Nine Months Ended September 30,
	2022		2021		Change 2022 versus 2021		2022		2021		Change 2022 versus 2021
	$	% Segment Revenues	$	% Segment Revenues	$	%	$	% Segment Revenues	$	% Segment Revenues	$	%
Adjusted Income from Operations
North America	160.4	27.4%	132.7	25.3%	27.7	20.9%	443.9	26.2%	449.9	28.1%	(6.0)	(1.3)%
International	7.4	7.0%	15.1	12.1%	(7.7)	(51.0)%	27.2	8.1%	43.3	11.1%	(16.1)	(37.2)%
Other Costs	(75.8)	nm	(75.3)	nm	(0.5)	(0.7)%	(238.1)	nm	(205.0)	nm	(33.1)	(16.1)%
Total	92.0	13.3%	72.5	11.2%	19.5	26.9%	233.0	11.5%	288.2	14.5%	(55.2)	(19.2)%

Reconciliation to Income from operations:
Adjusted Income from Operations	92.0		72.5				233.0		288.2
Adjusting Items Total (1)	(41.4)		(123.1)				(138.4)		(224.1)
Income from operations	50.6		(50.6)				94.6		64.1
nm - percentage of segment revenue, and/or change not meaningful
(1)See Part I, Item 1. Financial Statements; Note 8 — Segment Reporting in the Condensed Consolidated Financial Statements for more detail.

Adjusted Income from Operations for North America increased $27.7 million, or 20.9%, for the three months ended September 30, 2022, to $160.4 million from $132.7 million for the three months ended September 30, 2021. Adjusted Income from Operations increased due to the impact of commercial pricing actions implemented during 2022, resulting in revenue flow through, non-recurring typical ERP start-up challenges in the third quarter of 2021 and lower annual incentive compensation expense. These were partially offset by higher supply chain, wage adjustments, and other inflationary costs, higher bad debt expense, and headcount, onboarding, and overtime costs.
Adjusted Income from Operations for North America decreased $6.0 million, or 1.3%, for the nine months ended September 30, 2022, to $443.9 million from $449.9 million for the nine months ended September 30, 2021. Adjusted Income from Operations decreased due to higher supply chain, wage adjustments, and other inflationary costs; higher headcount, onboarding, and overtime costs; and bad debt expense. These declines were partially offset by the impact of commercial pricing actions implemented during 2022, resulting in revenue flow through, which includes higher recycled paper revenues in our SID business; non-recurring typical ERP start-up challenges in the third quarter of 2021; and lower self-insurance expense and annual incentive expense.
Adjusted Income from Operations for International decreased $7.7 million, or 51.0%, for the three months ended September 30, 2022, to $7.4 million from $15.1 million for the three months ended September 30, 2021. The decrease was primarily driven by decreased COVID-related transactional revenues including waste over classification in RWCS, the impact of divestitures and foreign exchange, higher labor costs, and higher supply chain and other inflationary costs partially offset by higher recycled paper revenues in our SID business.
Adjusted Income from Operations for International decreased $16.1 million, or 37.2%, for the nine months ended September 30, 2022, to $27.2 million from $43.3 million for the nine months ended September 30, 2021. The decrease was primarily driven by decreased COVID-related transactional revenues, including waste over classification in RWCS, the impact of divestitures and foreign exchange, higher labor costs, and higher supply chain and other inflationary costs, partially offset by higher recycled paper revenues in our SID business.

2022 Q3 10-Q Report	Stericycle, Inc. ●	28

Adjusted Loss from Operations for Other Costs increased $0.5 million for the three months ended September 30, 2022, compared to the comparable 2021 period, primarily as certain costs became incremental information technology ongoing costs for running the new ERP system, including maintenance, licensing, and depreciation expenses, as well as higher labor costs, partially offset by lower annual incentive compensation expense.
Adjusted Loss from Operations for Other Costs increased $33.1 million for the nine months ended September 30, 2022, compared to the 2021 comparable period, as certain costs became incremental information technology ongoing costs for running the new ERP system, including maintenance, licensing, and depreciation expenses, as well as higher labor costs, partially offset by lower annual incentive compensation expense.
Interest expense, net:

In millions
	Three Months Ended September 30,
	2022		2021		Change
	$	% Revenues	$	% Revenues	$	%
Interest expense, net	19.8	2.9%	18.8	2.9%	1.0	5.3%

In millions
	Nine Months Ended September 30,
	2022		2021		Change
	$	% Revenues	$	% Revenues	$	%
Interest expense, net	54.6	2.7%	55.1	2.8%	(0.5)	(0.9)%

The three and nine months ended September 30, 2021, include $0.9 million in costs associated with the amended and renewed Credit Agreement. The nine months ended September 30, 2022, includes $1.1 million in interest income associated with income tax refunds. The remaining increase for the three and nine months ended September 30, 2022, as compared to 2021, was due to higher weighted-average interest rates on the variable portion of our debt. For further information see Part I, Item I. Financial Statements; Note 5 — Long-Term Debt in the Condensed Consolidated Financial Statements.
Other income, net:

In millions
	Three Months Ended September 30,
	2022		2021		Change
	$	% Revenues	$	% Revenues	$	%
Other income, net	(2.3)	(0.3)%	(0.5)	(0.1)%	(1.8)	(360.0)%

In millions
	Nine Months Ended September 30,
	2022		2021		Change
	$	% Revenues	$	% Revenues	$	%
Other income, net	(0.8)	0.0%	(0.5)	—%	(0.3)	(60.0%)

Other income, net is primarily comprised of foreign exchange (gains) losses.

2022 Q3 10-Q Report	Stericycle, Inc. ●	29

Income tax expense (benefit):

In millions
	Three Months Ended September 30,
	2022		2021		Change
	$	Effective Rate	$	Effective Rate	$	%
Income tax expense (benefit)	5.1	15.4%	(3.0)	4.4%	8.1	(270.0)%

In millions
	Nine Months Ended September 30,
	2022		2021		Change
	$	Effective Rate	$	Effective Rate	$	%
Income tax expense	16.4	40.2%	19.9	209.5%	(3.5)	(17.6)%

For further information, see Part I, Item I. Financial Statements; Note 6 — Income Taxes in the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
The Company believes that it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its shareholders. Operating cash flows and the Company’s $1.2 billion Credit Facility are the Company’s primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s long-term debt obligations and capital expenditures necessary to support growth and productivity improvements. To the extent the Company needs to add additional funding options to meet additional liquidity requirements or diversify its funding portfolio, the Company could seek additional financing from alternative sources, including approaching the capital markets. For the nine months ended September 30, 2022, the Company paid $81.0 million in accordance with the FCPA Settlement. The FCPA Settlement accrual balance was $9.3 million as of September 30, 2022. The Company anticipates paying the remaining accrued FCPA Settlement in the next twelve months (see Part I, Item I. Financial Statements; Note 9 — Commitments and Contingencies).
For further details concerning these matters see Part I, Item I. Financial Statements; Note 5 — Long-Term Debt in the Condensed Consolidated Financial Statements.

Cash Flow Summary:

The following table shows cash flow information for the Company by activity:

In millions
	Nine Months Ended September 30,
	2022	2021
Net cash from operating activities	$43.1	$202.2
Net cash from investing activities	(103.5)	(73.0)
Net cash from financing activities	56.7	(143.2)
Effect of exchange rate changes on cash and cash equivalents	(7.9)	(1.8)
Net change in cash and cash equivalents	$(11.6)	$(15.8)
Operating Cash Flows: Net cash provided from operating activities decreased $159.1 million in the nine months ended September 30, 2022, to $43.1 million from $202.2 million in the nine months ended September 30, 2021. The year-over-year decline of $159.1 million was primarily driven by the FCPA settlement payments of $81.0 million in the nine months ended September 30, 2022, timing of vendor payments of $36.2 million, increase in DSO that equates to $30.3 million, and higher interest payments of $9.3 million.

2022 Q3 10-Q Report	Stericycle, Inc. ●	30

DSO as of September 30, 2022, as reported was 63 days, compared to 59 days as of September 30, 2021. The difference was mainly driven by the timing of North America SID customer billing and subsequent collections, and higher revenues. DSO as of September 30, 2022 of 63 days, compared to June 30, 2022 of 64 days, improved by one day. Stericycle continues to identify and remediate North America billing and collections process matters certain of which are associated with the ERP implementation.
Investing Cash Flows: Net cash used from investing activities increased $30.5 million in the nine months ended September 30, 2022, to net cash used of $103.5 million from $73.0 million in the nine months ended September 30, 2021. Our cash paid for capital expenditures increased by $20.2 million to $106.0 million from $85.8 million in the nine months ended September 30, 2021. The change in cash paid for capital expenditures was mainly attributable to the timing of cash payments. In the third quarter of 2021, we received $11.3 million from the divestiture of our operations in Japan.
Financing Cash Flows: Net cash provided from financing activities increased $199.9 million in the nine months ended September 30, 2022, to a source of funds of $56.7 million from a use of funds of $143.2 million in the nine months ended September 30, 2021. Our net borrowings on our Credit Facility and Term Loan were $73.5 million in the nine months ended September 30, 2022, compared to net repayments of $93.3 million in the nine months ended September 30, 2021.

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
We are subject to market risks arising from changes in interest rates which relate primarily to our financing activities. We performed a sensitivity analysis to determine how market rate changes might affect the fair value of our market risk-sensitive debt instruments (variable rate debt) which in aggregate as of September 30, 2022, are 30.8% of total aggregate debt. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate debt would be approximately $5.2 million on a pre-tax basis.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective as of September 30, 2022, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

2022 Q3 10-Q Report	Stericycle, Inc. ●	31

Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2022, there were no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

2022 Q3 10-Q Report	Stericycle, Inc. ●	32

Table of Contents	PART II

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the three months ended September 30, 2022.

2022 Q3 10-Q Report	Stericycle, Inc. ●	33

Table of Contents	PART IV

Item 6. Exhibits
The following exhibits are filed or furnished as part of this report:
Exhibit Index

Exhibit Index	Description
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
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income (Loss); (ii) Condensed Consolidated Statements of Comprehensive Loss; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Equity and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* The Company agrees to furnish supplementally a copy of any omitted exhibit or appendix to the Securities and Exchange Commission upon request.

2022 Q3 10-Q Report	Stericycle, Inc. ●	34

Table of Contents	SIGNATURES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 3, 2022

STERICYCLE, INC.
(Registrant)
By: /s/ JANET H. ZELENKA
Janet H. Zelenka
Executive Vice President, Chief Financial Officer & Chief Information Officer

2022 Q3 10-Q Report	Stericycle, Inc. ●	35