Form 10-K
period 2022-12-31
STERICYCLE INC
filed 2023-02-23
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K
________________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to Section 12(g) of the Act:     None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes x No ¨
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No x
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15-(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ¨
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes x No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1b.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022): $4,011,736,033.
On February 17, 2023 there were 92,233,061 shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required by Items 10, 11, 12, 13 and 14 of Part III of this Report is incorporated by reference from the Registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

Table of Contents	TABLE OF CONTENTS

Table of Contents	PART I
Glossary of Defined Terms
Unless the context requires otherwise, the “Company”, “Stericycle”, “we”, “us”, or “our” refers to Stericycle, Inc. on a consolidated basis. The Company also uses several other terms in this Annual Report on Form 10-K, most of which are explained or defined below:

Abbreviation	Description
2021 Plan	2021 Incentive Stock Plan
2022 Form 10-K	Annual report on Form 10-K for the year ended December 31, 2022
Adjusted Income from Operations	Income from Operations adjusted for certain items discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
APHIS	Animal and Plant Health Inspection Service
ASU	Accounting Standards Update
Buyer	Harsco Corporation and CEI Holding LLC, a Delaware limited liability company and subsidiary of Harsco Corporation
CARES Act	U.S. Coronavirus Aid, Relief, and Economic Security Act enacted into law on March 27, 2020
CDC	U.S. Centers for Disease Control and Prevention
Clean Air Act	The Clean Air Act of 1970
COR	Cost of Revenues
COSO Criteria	Internal Control Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	The global novel coronavirus disease 2019 outbreak, which the World Health Organization declared to be a pandemic
Credit Agreement	Credit Agreement dated September 30, 2021 and First Amendment dated April 26, 2022, among the Company and certain subsidiaries as borrowers. Bank of America, N.A., as administrative agent, swing line lender, a lender and a letter of credit issuer and the other lenders party thereto, as amended
Credit Agreement Defined Debt Leverage Ratio	As of any date of determination, the ratio of (a) (i) Consolidated Funded Indebtedness as of such date minus (ii) Unrestricted Cash as of such date to (b) Consolidated EBITDA (as defined in the Credit agreement) for the period of four fiscal quarters most recently ended on or prior to such date.
Credit Facility	The Company's $1.2 billion credit facility due in September of 2026 granted under the terms of the Credit Agreement
CRS	Communication and Related Services (Divested December 2022)
DCF	Discounted Cash Flows
DEA	U.S. Drug Enforcement Administration. The DEA is a division of the U.S. Department of Justice. It is the federal agency which regulates the manufacture, dispensing, storage, and shipment of controlled substances including medications with human abuse potential
DOJ	U.S. Department of Justice
Domestic Environmental Solutions	Hazardous Waste Solutions and Manufacturing and Industrial Services (Divested April 2020)
DOT	U.S. Department of Transportation
DSO	Days Sales Outstanding, defined as the average number of days that it takes a company to collect payment after revenue has been recorded, computed as the trailing twelve months of Revenues for the period ended DSO, divided by the Accounts Receivable balance at the end of the period
DTSC	U.S. Department of Toxic Substances Control
EBITDA	Earnings Before Interest, Taxes, Depreciation & Amortization. Another common financial term utilized by Stericycle to analyze the core profitability of the business before interest, tax, depreciation and amortization
EHS	Environmental, Health and Safety
EPA	U.S. Environmental Protection Agency
ERISA	U.S. Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Amendments Act of 1980
ERP	Enterprise Resource Planning
ESPP	Employee Stock Purchase Plan, which was approved by stockholders in May 2001 (as amended and restated in May 2017)
EU	European Union
Exchange Act	U.S. Securities Exchange Act of 1934
Expert Solutions	Recall and Return Services (Divested December 2020)
FACTA	U.S. Fair and Accurate Credit Transaction Act
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
FCPA Settlement	FCPA Settlement with the Securities and Exchange Commission, the Department of Justice and Brazilian authorities of approximately $90.0 million and engagement of an independent compliance monitor for 2 years and self-reporting for additional year
FMCSA	U.S. Federal Motor Carrier Safety Administration
GDPR	General Data Protection Regulation
GILTI	Global Intangible Low-Taxed Income
GPO	Group Purchasing Organization
HIPAA	Health Insurance Portability and Accountability Act
HSA	Healthcare Service Agreement with Buyer
IATA	International Air Transport Association
Indenture	Indenture, dated as of June 14, 2019 between the Company, the guarantors named therein and U.S. Bank National Association, as trustee
International	Operating segment including Europe, Middle East, Asia Pacific and Latin America Business operations outside of North America
IRS	U.S. Internal Revenue Service

2022 10-K Annual Report	Stericycle, Inc. • 3

Table of Contents	PART I

ISO	Incentive Stock Options
NOL	Net Operating Losses
North America	Operating segment in North America, including U.S., Canada and Puerto Rico
NOV	Notice of Violation
OSHA	U.S. Occupational Safety and Health Act of 1970
Other Costs	Represents corporate enabling and shared services costs, annual incentive and stock-based compensation
Pension Protection Act	Pension Protection Act of 2006
PFA	Pre-filing agreement with the IRS
PHMSA	U.S. Pipeline Hazardous Materials Safety Administration
Plan	401(k) defined contribution retirement savings plan
PPE	Personal Protective Equipment
PSU	Performance-based Restricted Stock Unit
Purchase Agreement	Stock Purchase Agreement, dated as of February 6, 2020, by and between Stericycle, Inc., and the Harsco Corporation and CEI Holding LLC, a Delaware limited liability company and subsidiary of Harsco Corporation
RCRA	U.S. Resource Conservation and Recovery Act of 1976
Retained Business	The Company's healthcare hazardous waste services and unused consumer pharmaceuticals take-back services
ROU	Right-of-Use
RSU	Restricted Stock Unit
RWCS	Regulated Waste and Compliance Services, a business unit that provides regulated medical waste services
S&P	Standard & Poor's
SEC	U.S. Securities and Exchanges Commission
Senior Notes	5.375% ($600.0 million) Senior Notes due July 2024 and 3.875% ($500.0 million) Senior Notes due January 2029
Series A	Series A Mandatory Convertible Preferred Stock, par value $0.01 per share
SG&A	Selling, general and administrative expenses
SID	Secure Information Destruction Services, a business unit that provides confidential customer material shredding services and recycling of shredded paper
SOP	Sorted Office Paper
SQ Settlement	Small quantity medical waste customers class action settlement of $295.0 million
Tax Act	U.S. Tax Cuts and Jobs Act of 2017
Term Facility	Aggregate amount of commitments made by any lender under the terms of the Credit Agreement
Term Loans	Advances made by any lender under the Term Facility
TSA	Transition Services Agreement
U.K.	United Kingdom
UPS	United Parcel Service, Inc.
U.S.	United States of America
USDA	U.S. Department of Agriculture
U.S. GAAP	U.S. Generally Accepted Accounting Principles

2022 10-K Annual Report	Stericycle, Inc. • 4

Table of Contents	PART I
PART I
Disclosure Regarding Forward-Looking Statements
This document may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. When we use words such as “believes”, “expects”, “anticipates”, “estimates”, “may”, “plan”, “will”, “goal”, or similar expressions, we are making forward-looking statements. Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of our management about future events and are therefore subject to risks and uncertainties, which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. Factors that could cause such differences include, among others, inflationary cost pressure in labor, supply chain, energy, and other expenses, decreases in the volume of regulated wastes or personal and confidential information collected from customers, the ability to implement the remaining phases of our ERP system, and disruptions resulting from deployment of our ERP system, disruptions in our supply chain, disruptions in or attacks on information technology systems, labor shortages, a recession or economic disruption in the U.S. and other countries, changing market conditions in the healthcare industry, competition and demand for services in the regulated waste and secure information destruction industries, SOP pricing volatility or pricing volatility in other commodities, foreign exchange rate volatility in the jurisdictions in which we operate, changes in governmental regulation of the collection, transportation, treatment and disposal of regulated waste or the proper handling and protection of personal and confidential information, the level of government enforcement of regulations governing regulated waste collection and treatment or the proper handling and protection of personal and confidential information, charges related to portfolio optimization or the failure of acquisitions or divestitures to achieve the desired results, failure to consummate transactions with respect to non-core businesses, the obligations to service substantial indebtedness and comply with the covenants and restrictions contained in our credit agreements and notes, rising interest rates or a downgrade in our credit rating resulting in an increase in interest expense, political, economic, and other risks related to our foreign operations, pandemics and the resulting impact on the results of operations, long-term remote work arrangements which may adversely affect our business, supply chain disruptions, disruptions in transportation services, restrictions on the ability of our team members to travel, closures of our facilities or the facilities of our customers and suppliers, changes in the volume of paper processed by our secure information destruction business and the revenue generated from the sale of SOP, weather and environmental changes related to climate change, requirements of customers and investors for net carbon zero emissions strategies, and the introduction of regulations for greenhouse gases, which could negatively affect our costs to operate, the outcome of pending, future or settled litigation or investigations including with respect to the U.S. Foreign Corrupt Practices Act and foreign anti-corruption laws, failure to maintain an effective system of internal control over financial reporting, as well as other factors described in our filings with the SEC, including the 2022 Form 10-K and subsequent Quarterly Reports on Form 10-Q. As a result, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends. We disclaim any obligation to update or revise any forward-looking or other statements contained herein other than in accordance with legal and regulatory obligations.

2022 10-K Annual Report	Stericycle, Inc. • 5

Table of Contents	PART I
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
Through our family of brands, Stericycle serves customers in the U.S. and 16 other countries worldwide with solutions to safely manage materials that could otherwise spread disease, contaminate the environment, or compromise one’s identity. To our customers, team members and the communities we serve, Stericycle is a company that protects what matters.
Our service offerings appeal to a wide range of business customers. Our customers are in the following industries: enterprise healthcare (i.e., hospitals, health systems, and non-affiliate hospitals; national and corporate healthcare), practices and care providers (i.e., physician offices, surgery centers, veterinary clinics, nursing and long-term care facilities, dental clinics, clinics and urgent care, dialysis centers, home health organizations), and pharmacy, lab and research centers. We also provide services to airports and seaports, education institutions, funeral homes and crematories, government and military, banks and professional services, and other businesses.
Segments
Our operating segments as of December 31, 2022, are North America and International.
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
Regulated Waste and Compliance Services
•Biohazardous Waste Disposal (including Regulated Medical Waste, Sharps Waste Management and Disposal, Pharmaceutical Waste Management and Disposal, Controlled Substance Waste Disposal, Healthcare Hazardous Waste, and COVID 19 Waste Disposal)
•Compliance Solutions (including Steri-Safe® Compliance Solutions)
•Specialty Services (including MedDropTM Medication Collection Kiosks, Safe Community Solutions, SafeDropTM Sharps Mailback Solutions, and Maritime Waste Services)
•Medical Supply Store (including Sharps and disposable Biohazardous Waste Containers)

Secure Information Destruction Services
•Secure information destruction (including document and hard drive destruction services) under the Shred-it® brand name which includes regular scheduled services (and processing onsite and offsite) and one-time services (including select, priority and express)

2022 10-K Annual Report	Stericycle, Inc. • 6

Table of Contents	PART I
Revenues by service category for each of the operating segments were as follows:

In millions
	Year Ended December 31,
	2022	2021
North America
Regulated Waste and Compliance Services	$1,468.8	$1,457.5
Secure Information Destruction Services	794.3	679.0
Total North America Segment	2,263.1	2,136.5

International
Regulated Waste and Compliance Services	329.4	396.5
Secure Information Destruction Services	112.2	113.9
Total International Segment	441.6	510.4

Total Revenues	$2,704.7	$2,646.9
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on changes in revenues.
Portfolio Optimization
On December 1, 2022, we entered into an agreement and completed the sale of our Communication Solutions business for proceeds of approximately $45.0 million in cash. Communication Solutions had revenues in 2022 of approximately $54.9 million through the date of divestiture, reported in our North America segment, as part of Regulated Waste and Compliance Services.
Customers
Our service offerings appeal to a wide range of business customers. Our customers are primarily in the following industries: enterprise healthcare (i.e., hospitals, health systems, and non-affiliate hospitals; and national and corporate healthcare), practices and care providers (i.e., physician offices, surgery centers, veterinary clinics, nursing and long-term care facilities, dental clinics, clinics and urgent care, dialysis centers, and home health organizations), and pharmacy, lab and research centers. We also provide services to airports and seaports, education institutions, funeral homes and crematories, government and military, banks and professional services, and other businesses. While we manage large volumes of waste and other materials, the average volume per customer site is relatively small.
No single customer accounted for more than 1.6% of our total revenues and our top ten customers collectively accounted for approximately 8.5% of total revenues. No single customer accounted for more than 1.9% of our total accounts receivable and our top ten outstanding customer balances accounted for approximately 7.6% of total accounts receivable. We have developed a strong and loyal customer base, with an estimated revenue retention rate of approximately 90% (based on our internal customer attrition analysis) and have been able to leverage these customer relationships to provide additional services.
As of December 31, 2022, Regulated Waste and Compliance Services are provided to customers in the U.S., Brazil, Canada, Ireland, the Netherlands, Portugal, the Republic of Korea, Romania, Spain and the U.K. Secure Information Destruction Services under the Shred-it® brand are provided in the U.S., Australia, Belgium, Canada, France, Germany, Ireland, Luxembourg, the Netherlands, Portugal, Spain, Singapore and the U.K. Secure Information Destruction Services are also provided in the United Arab Emirates through a joint venture.
In the U.S. and elsewhere, the healthcare industry is evolving to meet competing demands for increased healthcare coverage of a growing and aging population and economic pressures to reduce healthcare costs. As a result of these dynamics, hospital networks are consolidating physician practices into their networks, independent practices are consolidating, while other customers are leveraging GPOs to reduce healthcare costs.
Our international RWCS operations generate most of their revenues from large account customers, such as hospitals, publicly funded healthcare organizations and National Trusts versus smaller customers which tend to be more profitable.

2022 10-K Annual Report	Stericycle, Inc. • 7

Table of Contents	PART I
Facilities and Fleet
Our worldwide network includes a global fleet of approximately 6,100 route trucks, tractors, collection vans, and small duty vehicles. We operate out of approximately 443 facilities worldwide with properties both leased and owned as described below:

	Autoclave or Alternative Medical Waste Treatment	Medical Waste Incinerator Facilities	Secure Information Destruction Processing	Transfer Stations (RWCS and SID)	Other Locations and/or Administrative Facilities	Total Facilities
North America	45	9	93	137	13	297
International	31	16	26	52	21	146
Total	76	25	119	189	34	443
We are headquartered in Bannockburn, Illinois.
Our Key Business Priorities
Following its founding in 1989, Stericycle grew rapidly through acquisitions as the regulated waste industry developed. Growth from regulated waste acquisitions helped us achieve scale of infrastructure, route density and a leadership position in many of the markets we serve. We also leveraged acquisitions to enter new regional and international geographies and added additional services to our portfolio, including the Secure Information Destruction business in 2015. As we grew and evolved, we operated without centralization and the efficiencies that come from an integrated, modern corporate structure and associated information systems until we shifted our focus to our five key business priorities in 2019.
•Quality of revenue – The services we offer help our customers meet complex regulations. Our expertise, infrastructure and service levels provide a differentiated and premium brand value to the customers we serve. As such, we are focused on improving the quality of revenue we deliver through a formal cross-functional deal review committee, realignment of sales incentive plans, re-organization of our commercial leadership team around our service lines, key customer channels, and implementation of global customer pipeline management processes for both RWCS and SID.
•Operational efficiency, modernization, and innovation – Our day-to-day operations are shifting toward a standardized and centralized operating model to optimize processes, drive efficiencies and improve both safety and service. Additionally, our engineering team is focused on driving cost efficiencies through work measurement, asset optimization, use of technology, enhanced operational and capital planning, expanded strategic sourcing, fleet replacement and route and long-haul network improvements, and SafeShield container rationalization and modernization.
•ERP implementation – Stericycle historically acquired more than 500 companies without fully integrating certain acquisitions onto centralized information technology platforms. The resulting disparate operating and information systems created significant operational inefficiencies and manual processes. We expect the implementation of the North America ERP and International modernization will continue to make it easier for our customers to do business with us, drive improved operating margins through daily decisions using real-time information insights, simplify and enhance financial and operational transparency for greater accountability, aid in strategic planning, and streamline operational processes.
•Debt reduction and leverage improvement – As a result of the debt accumulated from our historic acquisition strategy, debt structure and debt leverage improvement are a key focus as we aim to continue to increase the strength of our balance sheet and continue to invest in our business.
•Portfolio optimization – We continue to focus on where our core businesses can be successful. To achieve this, we remain committed to pursuing the divestitures of service lines and geographies that are not as profitable, have limited growth potential, are not vertically integrated, are not essential to our RWCS and SID Revenue categories, and/or present the opportunity to reduce debt. Additionally, we will continue to evaluate growth opportunities for our core business through smaller accretive tuck-in acquisitions.
For further details, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data; Note 3 – Acquisition, Note 4 – Restructuring, Divestitures, and Asset Impairments, and Note 9 – Debt.

2022 10-K Annual Report	Stericycle, Inc. • 8

Table of Contents	PART I
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
•Alternative Technologies: We use several different non-incineration alternatives to autoclaves, predominantly outside of the U.S. The processes used by these technologies are similar, as the regulated waste is heated to a specified temperature for a required time to kill the pathogens and render materials non-infectious. This is not always under pressure. Depending on local requirements, the waste may be shredded before or after treatment to render it unrecognizable.
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
Upon completion of the treatment process, the resulting waste or incinerator ash is transported for disposal in a landfill owned by unaffiliated third parties.
In several of our incineration facilities, we use different types of waste-to-energy solutions as part of our processes. Stericycle has four incinerators with steam turbines that can generate electricity and reduce the amount of power required from utilities at each site. In the U.K., several of our incinerators export steam to hospitals, where they are co-located, to be used for facility or hot water heating, steam sterilization, and/or laundry services. Similar to exported steam, two of our U.K. incinerators export hot water to nearby hospitals. In the U.K. and Ireland, after

2022 10-K Annual Report	Stericycle, Inc. • 9

Table of Contents	PART I
medical waste has gone through the alternative treatment process, it is sent for beneficial reuse. This treated waste is sent to cement producers and used as an alternative fuel for cement kilns.
Secure Information Destruction
We leverage a combination of off-site and on-site document destruction methods for one-time and recurring paper shredding. In North America in 2022, approximately 70% of collected documents for secure destruction were sent off-site to geographic consolidating shredding facilities for secure destruction. The remainder of collected documents are shredded on-site with shredding equipment in our vehicles. For both methods, our service offerings leverage cross-cut shredding technology to enhance the security level of destruction and can provide secure chain-of-custody and Proof of Service.
Shredded paper is then baled to be sold as SOP for recycling. SOP consists of paper typically generated by offices that contains primarily white paper. It’s a higher value recyclable than mixed paper, old newspapers or magazines. In 2022, Stericycle collected and delivered approximately 523,000 tons of SOP for recycling into paper products. During 2022, the average annual SOP price was $235 per ton, as reported by Fastmarkets RISI, an increase of 67.8% over 2021.
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
•Pharmaceutical Waste: Pharmaceutical waste that may be hazardous or nonhazardous and consists of expired, recalled, or otherwise unused pharmaceuticals.
•Controlled Substances Waste: Controlled substances waste includes unused, unwanted, or expired pharmaceutical controlled substances.
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
Growing Markets
The services we offer, especially our core services of regulated waste and compliance and secure information destruction, are growing or have historically grown. This growth is driven by multiple factors:

2022 10-K Annual Report	Stericycle, Inc. • 10

Table of Contents	PART I
•Aging Population: The average age of the population in the countries in which we operate is rising, driving increases in healthcare demand and the quantity of regulated wastes generated.
•Enforcement of Waste Regulations: We operate in a highly regulated business where penalties for violations can be costly and high profile, thereby impacting our customers' overall reputation. We believe that many businesses are either unaware of the need for proper training of employees or of applicable regulatory requirements or understaffed or lack the expertise to comply with the regulations, and we seek to help businesses fill this gap.
•Regulation of Privacy and Information Security and Concerns over Data Breaches: The secure information destruction total addressable market has been driven, in part, by the need for compliance with increasing government regulation and increasing general concern with privacy and information security. Recent regulatory changes reflecting this increased regulatory focus include the European GDPR; California, Colorado, and Virginia’s comprehensive consumer privacy legislation; and Canada's Personal Information Protection and Electronic Documents Act. Moreover, the majority of states are working on comprehensive consumer privacy legislation.
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
Stable and Recurring Customer Needs Supported by Long-term Contracts
The services we provide most often require service on a routine and scheduled basis. The majority of our customer relationships include long-term contracts ranging from three to five years in length. We have developed a strong and loyal customer base, with a revenue retention rate of approximately 90% (based on our internal customer attrition analysis) in 2022.
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
Our goal is to optimize our facilities with a strategic and standardized operating model. We are analyzing processing capabilities, plant and transportation equipment needs, team member requirements, and potential customer implications or benefits. This planning process also provides opportunities to focus on reducing our environmental impact by optimizing our transportation network to reduce miles driven and overall greenhouse gas impact. We anticipate that modernizing our plant equipment with new efficient technology will also lessen our overall energy consumption per operating cycle. Over the past two years, we opened four new greenfield autoclave facilities (New Jersey, California, Ireland, and United Kingdom) and completed over 20 upgrade projects, including improvements to autoclaves, shredders, washers and enhanced conveyance, and sharps processing. These new and improved facilities and upgrades represent the initial steps in modernizing our global facility network which we plan to expand in future periods. In 2022, we began constructing a commercial Hospital, Medical, Infectious Waste Incinerator (HMIWI) in Nevada.
Routing Logistics
While we manage large volumes of waste and secure information for destruction, the average volume per customer site is relatively small and the resulting revenue per stop is low. As such, route logistics and route efficiency are a core focus. Our transportation network provides us with an advantage compared to our competition in many of the markets we serve. Additionally, we have continued to focus on route density and optimized routing at both the individual truck and geographic market level. As an example, by optimizing the location of the new greenfield autoclave facility in California and executing our transportation and long-haul plan, we are now driving 20,000 fewer miles per month, on average, in the Western United States. We expect that the North America ERP implementation will provide greater visibility to data which will continue to enable additional routing and operational efficiencies.
Industry Leadership and Expertise
Based on our infrastructure and revenues, we maintain a global leadership position across many of our services lines, including regulated waste and secure information destruction. We employ experienced team members who

2022 10-K Annual Report	Stericycle, Inc. • 11

Table of Contents	PART I
have a deep understanding of the industries they serve, the regulatory climate and the evolving needs of our customers. We collaborate regularly with a wide range of stakeholders and interest groups. Starting in 2020 and continuing throughout 2022, the Company took a leadership position related to the management of pandemic waste, supporting our customers and providing industry expertise regarding the effective management of COVID-19 waste. In 2014, we were tasked by the DOT and CDC to dispose of waste from the Ebola outbreak. Stericycle also provided essential regulated medical waste disposal during the 2003 SARs outbreak and the 2009 H1N1 outbreak. We proactively work with organizations like the CDC, DEA, EPA, OSHA and many other government and regulatory bodies, including law enforcement. Our experts are frequent speakers at hospital networks and industry trade associations and actively engage in numerous community meetings each year.
Human Capital Management
Workforce Overview
As of December 31, 2022, our workforce is over 15,000 team members, with 97% of them employed full-time. We engage approximately 1,170 global contingent workers, supplementing our staff to fill temporary positions or as a part of a temporary-to-permanent recruiting program.
Our 2022, voluntary turnover rate, excluding turnover due to divestitures, averaged approximately 28%. This represents an increase in our voluntary turnover rate of 2% year over year.
As of December 31, 2022, 12% of our total global workforce was covered by collective bargaining agreements or works councils. There are 16 collective agreements in the U.S. and Canada, covering approximately 650 team members or 6% of our North American workforce. Approximately 1,200 team members outside North America are covered by collective bargaining agreements or works councils. We engage in good faith bargaining with the works councils and unions that represent our team members.

2022 10-K Annual Report	Stericycle, Inc. • 12

Table of Contents	PART I
Diversity and Inclusion
At Stericycle, we are committed to driving engagement and inclusivity.

Racial and Ethnic Diversity of Our U.S. Workforce*

Undefined 4%
Black or African American 25%
White 44%
Hispanic/Latino 21%
Multi-Ethnic or Other 4%
Asian 2%

Gender Diversity of Our Global Workforce

Global Workforce
78%
22%
Senior Management (Director and above)
70%
30%
Middle Management (Manager)
67%
33%

*Based primarily on self-identification at the time of joining Stericycle

During 2022, 65% of U.S. new hires and 44% of internal promotions were from federally designated racial or ethnic minority categories. We hired approximately 200 team members during 2022 who identified as U.S. veterans.
We believe our seven employee resource groups (ERG) help drive engagement and representation and support team members who are Women, Black and African American, Latinx, Veterans, members of the LGBTQ+ (lesbian, gay, bisexual, transgender, and queer) community, young professionals, and team members and their family members who have disabilities. We routinely leverage our ERGs to address important social topics with our team members through “Let’s Talk About It” video discussion. Additionally, during 2022, our ERGs provided educational communications to our team members; hosted speaker events; led company celebrations for Black History Month, Hispanic Heritage Month, Pride Month, Asian American and Pacific Islander Month, Veterans Day, and other days of diversity awareness or celebration; and provided mentoring programs for Women, Black and African Americans, and Veterans.
We remain committed to a routine review of the competitiveness and equity of our team members’ compensation, with the next detailed analysis planned for 2023. Additionally, we continue to monitor and comply with state laws around pay transparency.

2022 10-K Annual Report	Stericycle, Inc. • 13

Table of Contents	PART I
Safety
At Stericycle, a commitment to safety is one of our core values. We focus on a comprehensive safety program to protect our team and drive our safety performance.
In 2022, our safety improvement journey included a comprehensive focus on developing centralized procedures, processes and monitoring as well as investment in new training programs to increase safety awareness. During 2022, our safety program expansion included:
•a global expansion of our comprehensive defensive driving program;
•a new, centrally coordinated Global EHS Audit Program focused on conducting comprehensive, unscheduled audits of facility operations;
•a monthly safety global coaching and communications program; and
•a weekly published Safety Exchange with themed procedures and best practices.
Our Operating Environment
Competition
The industries and markets in which we operate are highly competitive on pricing and barriers to entry are low. Our competitors consist of many different types of service providers, including national, regional and local companies. Some of these companies provide only a portion of the services of Stericycle - for example, just collection and transportation, but not treatment of regulated waste. In the regulated waste and secure information destruction industries, another source of competition is on-site management.
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
Governmental Regulation
Stericycle’s RWCS and SID services are subject to numerous regulations, which are frequently evolving. We are subject to substantial regulations enacted and enforced by governments within the U.S. and the international jurisdictions in which we conduct operations. In many countries, there are multiple regulatory agencies at the local and national level that oversee our customers and/or our services. The regulatory requirements with which we must comply vary from jurisdiction to jurisdiction. The laws governing our domestic and international operations generally consist of statutes, legislation and regulations concerning environmental protection; employee and public health and safety; transportation; document destruction and management; data privacy; ethical business conduct; and the management of regulated waste streams, including regulations that govern the definition, generation, segregation, handling, packaging, transportation, treatment, storage and disposal of regulated waste.
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
Various international laws and regulations related to data privacy and the protection of confidential information also apply to Stericycle’s RWCS and SID services, including HIPAA and the CCPA in the U.S. and the GDPR in Europe. In addition, international regulations governing ethical business practices apply to our business including, but not limited to, the FCPA, the U.K. Bribery Act and the Brazilian Clean Companies Act. These laws may apply to our business on both a global and local basis and ban unethical behavior such as the payment of bribes to government officials for the purpose of gaining an improper business advantage, improper maintenance of our books and records, as well as other financial transparency requirements.

2022 10-K Annual Report	Stericycle, Inc. • 14

Table of Contents	PART I
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
Climate and Sustainability
Consistent with our Company’s commitment to sustainability and environmental protection, we have published our 2022 Corporate Social Responsibility Report (CSRR), providing details on our environmental, social and governance (ESG) performance. The information in this report can be found at https://investors.stericycle.com but it does not constitute a part of, and is not incorporated by reference into, this Annual Report on Form 10-K.
Employee Health and Welfare
We are subject to numerous regulations promulgated to protect and promote employee health and welfare through the implementation and enforcement of standards designed to prevent illness, injury and death in the workplace. The primary U.S. federal laws relating to employee health and welfare applicable to our business are overseen by OSHA, which establishes specific employer responsibilities including implementing engineering controls, administrative controls, training, policies and programs to comply with the regulations, and recordkeeping and reporting, all to ensure a safe workplace. Various OSHA standards apply to almost all aspects of our operations and govern such matters as exposure to bloodborne pathogens, hazard communication, and PPE.
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
Controlled Substances
Our service offerings for the treatment and disposal of controlled substance pharmaceutical waste, from both the healthcare industry and individual consumers, are subject to numerous laws and regulations governed by various regulatory agencies, including the DEA. These regulations typically require facilities to obtain licenses or registrations, and meet other certain obligations for approval to collect, transport, treat and dispose of pharmaceutical waste containing controlled substances. These regulations can have very prescriptive requirements for security, recordkeeping and reporting. Like other regulatory schemes, registrations/licenses must be kept current, and facilities may be subject to inspection or enforcement.
U.S. and Foreign Local Regulation for Waste Management
We conduct business in all 50 U.S. States and Puerto Rico. Because the U.S. EPA does not promulgate regulations for regulated medical waste at a national level, each state has its own regulations related to the handling, treatment and storage of regulated medical waste. Many states have followed requirements similar to the Medical Waste Tracking Act of 1988 or have placed regulated waste regulations under solid waste regulations. Regulated Garbage (i.e., international food waste) is another waste stream that is subject to unique regulatory requirements that are

2022 10-K Annual Report	Stericycle, Inc. • 15

Table of Contents	PART I
promulgated and enforced by the USDA and U.S. Customs and Border Protection. The USDA typically inspects our facilities receiving Regulated Garbage waste on a quarterly basis.
In each state where we operate a processing facility or a transfer station, we are required to comply with varying state and local laws and regulations which may also require a specific operating plan. In addition, many local governments have ordinances and regulations, such as zoning or wastewater regulations, that affect our operations. Similarly, our international operations are subject to regulations enacted and enforced at the provincial, municipal, and local levels of government in addition to the national regulations with which we must comply.
Insurance and Self-Insurance
The regulated waste industry involves potentially significant risks of statutory, contractual, tort and common law liability claims. Potential liability claims could involve, for example: cleanup costs, personal injury, damage to the environment, employee matters, property damage including fleet vehicles, or alleged negligence or professional errors or omissions in the planning or performance of work. We also could be subject to fines or penalties in connection with violations of regulatory requirements.
We carry several insurance coverages including property, workers compensation, general liability, employer’s liability, pollution liability, privacy and security liability, cyber-liability, directors and officers and miscellaneous professional services errors and omissions coverages. We also carry umbrella policies that cover general liability, automobile and employers' liability. We regularly evaluate other lines of coverage to respond to specific business needs but consider our current insurance coverage to be sufficient to meet regulatory as well as customer requirements and to protect our employees, assets and operations.
Patents, Trademarks and Proprietary Rights
Stericycle holds a number of patents or applications in the U.S., Canada, the U.K., Europe and Australia for technologies related to its business, including our patented innovation, SMS Revolution, which modernizes our processing of sharps, and innovations for the recovery of reusable medical devices in a sharps container, various waste container assemblies, a lockable mounting bracket for use with a waste container assembly, and a three-stage shredder.
We own federal registrations for a number of trademarks/service marks including Stericycle®, Shred-it®, We Protect What Matters®, SafeShield®, Steri-Safe®, SafeDrop®, Artech®, Community Shred-it®, Making Sure it’s Secure®, Virtual Compliance Partner®, the Stericycle logo service mark consisting of a nine-circle design and the Shred-it logo. We also hold international registrations for Stericycle and the Stericycle and Shred-it logos, among others.

Information about Our Executive Officers
The following table contains certain information regarding our nine current executive officers:

Name	Position	Age
Cindy J. Miller	President and Chief Executive Officer	60
Janet H. Zelenka	Executive Vice President, Chief Financial Officer and Chief Information Officer	64
S. Cory White	Executive Vice President and Chief Commercial Officer	50
Kurt M. Rogers	Executive Vice President and General Counsel	51
Joseph A. Reuter	Executive Vice President and Chief People Officer	61
Dominic Culotta	Executive Vice President and Chief Transformation Officer	59
Michael S. Weisman	Executive Vice President and Chief Ethics and Compliance Officer	64
Rich M. Moore	Executive Vice President of North American Operations	61
Daniel V. Ginnetti	Executive Vice President, International	54
Cindy J. Miller has served as a Director since February 2019 and became Stericycle's President and Chief Executive Officer in May 2019 after serving as President and Chief Operating Officer since October 2018. Prior to

2022 10-K Annual Report	Stericycle, Inc. • 16

Table of Contents	PART I
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
S. Cory White joined Stericycle in April 2019 as Executive Vice President of Communication and Related Services (CRS) and was appointed Executive Vice President and Chief Commercial Officer in October 2019. In this role Mr. White has oversight of all global commercial activity including sales, account management, sales operations, customer experience, marketing, product innovation, and strategy. Mr. White previously served as the Global Chief Commercial Officer for Startek, Inc. for nearly three years and as Vice President, Healthcare and Government Vertical Leader, with Convergys, Inc. for six years. Prior to those roles, he spent 11 years with ACS Healthcare, a Xerox Company, in a variety of sales and operational roles including Senior Vice President of ACS Healthcare Payment Integrity Solutions. Mr. White has a bachelor's degree from the University of Kentucky.
Kurt M. Rogers joined Stericycle as Executive Vice President and General Counsel in July 2017. Mr. Rogers previously served as Chief Legal Officer and Secretary of Vonage Holdings Corp., a software technology and communications company, for more than seven years. Earlier, Mr. Rogers was a partner with international law firms Bingham McCutchen LLP (now Morgan, Lewis & Bockius LLP) and Latham & Watkins LLP, and as an associate with Rogers & Wells LLP (now Clifford Chance LLP), where he represented clients in litigation, intellectual property and other matters. Mr. Rogers received his bachelor’s degree from Cornell University and his juris doctor degree from Cornell Law School.
Joseph A. Reuter joined Stericycle as Executive Vice President and Chief People Officer in January 2019. Mr. Reuter previously served as President, International Human Resources at United Parcel Service (UPS) since April 2016. Prior to that, he served as Vice President of the Europe Region human resources for three years and Vice President of human resources for the Global Freight Forwarding business for one year. He began his career as a parcel service provider and supervisor before moving into the human resources field and supporting UPS operating districts across the U.S. with increasingly larger areas of responsibility. Mr. Reuter received a bachelor’s degree from the University of South Dakota.
Dominic Culotta joined Stericycle as Executive Vice President and Chief Engineer in April 2019. He was named Chief Transformation Officer in January 2021. Prior to joining Stericycle, Mr. Culotta spent 35 years with United Parcel Service (UPS), most recently serving six years as Vice President of Engineering for Global Freight Forwarding and eight years as Vice President of Engineering and Operations for UPS' Europe, Middle East and Africa region while living in Brussels, Belgium. In addition to his typical responsibilities in Europe, he spent extensive time integrating major acquisitions into the core business. Prior to his international roles, he had completed various assignments in operations and engineering while relocating multiple times throughout the United States. Mr. Culotta earned a bachelor’s degree in engineering sciences from Loyola College in Baltimore.
Michael S. Weisman joined Stericycle as Executive Vice President and Chief Ethics and Compliance Officer in April 2018. Mr. Weisman previously served as Chief Ethics and Compliance Officer for The Kraft Heinz Company, a publicly listed packaged foods company, which he joined through Kraft Foods in July of 2015. Prior to the merger with Heinz Foods, he served as Chief Counsel, Compliance for Kraft Foods from July 2014; as Vice President, Ethics and Compliance for U.S. Foods from February 2013; and as Associate General Counsel, Compliance, at Career Education Corporation from 2010. He was also an associate and partner with the law firm Katten Muchin Rosenman, LLP for more than 10 years, serving as a member of the firm's White Collar Defense, Internal Investigations and Compliance Practice Group. Mr. Weisman received a bachelor’s degree from the University of Illinois and his juris doctor degree from Chicago-Kent College of Law.
Rich M. Moore joined Stericycle as Executive Vice President of North American Operations in January 2019. Prior to joining Stericycle, Mr. Moore spent 33 years with UPS, most recently as President of UPS' Illinois District since 2016. Previous experience includes three years as Vice President of European Operations, five years as President

2022 10-K Annual Report	Stericycle, Inc. • 17

Table of Contents	PART I
of the Northeast District, and three years as President Utah, Idaho, and Southern Nevada plus previous other operations and transportation staff roles. Mr. Moore has a bachelor’s degree from Manhattan College and a master of business administration from National Louis University.
Daniel V. Ginnetti became Executive Vice President, International in June 2019 after serving as Stericycle’s Chief Financial Officer for five years. Mr. Ginnetti joined Stericycle as Area Vice President of Finance in 2003. In 2004 he was promoted to Area Vice President of Operations for Stericycle’s Western, and later, Midwestern business units. Following that, he was promoted to Senior Vice President of Operations for the United States and Canada. He returned to financial management in 2013 becoming Senior Vice President of Corporate Finance and then named CFO in June 2014. Prior to joining Stericycle, Mr. Ginnetti held various finance and accounting positions with The Ralph M. Parsons Company, a worldwide engineering firm, and Ryan Herco Products Corp., a national industrial plastics distributor. Mr. Ginnetti has a bachelor’s degree with honors in business economics from the University of California, Santa Barbara.
Available Information
We maintain an internet website, stericycle.com, which provides a variety of information about the Company and where the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements, Current Reports on Form 8-K and all amendments to those reports are available free of charge, as soon as reasonably practicable, following the time they are filed with or furnished to the SEC. We have included our website address throughout this filing as textual references only. The information contained on, or accessible through, our website is not incorporated into this Annual Report on Form 10-K. Reports and proxy and information statements that are filed electronically with the SEC are available on the SEC’s website, sec.gov.

2022 10-K Annual Report	Stericycle, Inc. • 18

Table of Contents	PART I
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
BUSINESS, STRATEGY AND MARKET RISKS
Our business is subject to risks arising from infectious disease outbreaks and pandemics.
A significant outbreak, epidemic or pandemic of contagious diseases in any geographic area in which we operate could result in a health crisis adversely affecting the economies, financial markets and overall demand for our services in such areas. Increased needs for regulated waste collection, treatment and disposal can have a positive effect on our business and may increase the demand for our services. However, any preventative or protective actions that governments implement or that we take in response to a health crisis, such as travel restrictions, quarantines, or facility closures, may interfere with the ability of our employees and vendors to perform their responsibilities. Such results could have a material adverse effect on our results of operations.
The extent to which disease outbreaks, such as the COVID-19 pandemic, mpox (formerly monkeypox), and Ebola virus disease impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the outbreak; governmental, business and individuals’ actions, vaccination and quarantine requirements, waste treatment and disposal requirements, economic activity that effects our customers’ demand for our services; our ability to provide our services; the ability of our customers to pay for our services; any closures of our and our customers’ facilities; and the need for enhanced health and hygiene requirements or other measures taken in an attempt to counteract future outbreaks in our or our customers’ facilities.
Changing market conditions in the healthcare industry, healthcare consolidation and healthcare reform, could adversely affect our results of operations.
Within the U.S. and elsewhere, the healthcare industry is evolving to meet competing demands for increased healthcare coverage of a growing and aging population and economic pressures to reduce healthcare costs. As a result of these dynamics, hospital networks are consolidating physician practices into their networks, independent practices are consolidating together, and healthcare providers are focused on cutting costs within their businesses. These changes exert downward pricing pressure, including the impact of GPO rebates and administrative fees, on services that we provide to healthcare customers, which could adversely affect our results of operations. The consolidation of this customer base also increases the competitive nature of the healthcare waste industry, which could significantly and adversely affect our results.
Aggressive pricing by existing competitors and the entrance of new competitors could significantly and adversely affect our results of operations.
The industries in which we participate are highly competitive. Some of our competitors may have lower financial expectations, allowing them to reduce their prices to expand sales volume or to win competitively-bid contracts. Some of our competitors may also have large national accounts and/or exclusive waste franchise agreements with municipalities. This competition has required us in the past to reduce our prices to our customers, may require us to reduce our prices in the future or may affect our ability to increase prices in the future. We may also lose customers or be unable to execute our pricing strategy. We may elect to exit or not participate in certain markets or to disengage with low margin customer relationships. Price reductions or our inability to increase prices due to competition or regulation could significantly and adversely affect our results of operations.
Some of our larger competitors in the markets that we serve are national companies with substantial resources, or companies funded by private equity firms. In addition to our larger competitors, there are many regional and local companies in the regulated waste and secure information destruction industries. We face direct competition from a large number of small, local competitors. Competition from regional companies is likely to exist in new locations to which we may expand in the future or may limit our ability to extend into those markets at all. We may also face

2022 10-K Annual Report	Stericycle, Inc. • 19

Table of Contents	PART I
competition from competitors employing new or alternative technologies which may include technologies intended to reduce the carbon emissions attributable to the services offered by the Company and its competitors. For example, competitors may outpace our ability to adopt alternative vehicle technology or alternative technology to treat medical waste.
Fluctuations in the commodity market related to the demand and price for recycled paper affects our business, financial condition and results of operations.
We sell nearly all of the shredded paper from our secure information destruction business to paper companies and recycled paper brokers. Sorted office paper is marketed as a commodity and is subject to significant demand and price fluctuations beyond our control. Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, volume, revenues, and margins for pulp and paper products. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions and levels of industry capacity. The overall levels of demand for the pulp and paper products reflect fluctuations in levels of end-user demand, which depend in part on general macroeconomic conditions in North America and worldwide. We have experienced a decline in paper tonnage collected over the past three years which we believe is a reduction in the consumption of paper due to pandemic related impacts, such as a shift to remote work and virtual learning, and it remains unclear what the future long-term impact will be on the paper volume we collect. The market demand for recycled paper can be volatile due to factors beyond our control. Lack of demand for our shredded paper material could adversely affect our business, financial condition and results of operations.
Unfavorable market conditions, including those driven by economic or social trends, may impact the volume of regulated wastes or personal and confidential information we collect from customers.
The compliance-based services we provide rely on the generation of regulated wastes or personal and confidential information by our customers. The volume of material collected from our customers may be impacted by macro-economic trends associated with manufacturing and industrial markets, healthcare market dynamics, and trends associated with an increase in work-from-home arrangements and electronic and digital record keeping. Some of our services are provided on a subscription basis with a monthly fee to minimize short-term or cyclical variability associated with these factors. However, most of our services are provided on a transactional basis, and long-term trends resulting from these factors could reduce the demand for our services, whether we provide them on a subscription or transactional basis.
OPERATIONAL RISKS
We are subject to legislation and extensive governmental regulation, which is frequently difficult, expensive, and time-consuming with which to comply; noncompliance could adversely affect our operations and efforts to grow our business results.
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
We might be unable to obtain or maintain the permits that we require, and/or the cost of compliance with new or changed regulations could be significant. Many of the permits that we require, especially those to build and operate waste processing plants and transfer facilities, are difficult and time-consuming to obtain and they may not be issued as quickly as we need them or be issued at all. For example, permitting availability and timelines may be impacted by emerging environmental justice regulation aimed at expanding opportunities for public participation in the process, and restricting or prohibiting industrial uses of certain locations. Even where permits are obtained, they may contain conditions or restrictions that limit our ability to operate efficiently. If we cannot obtain the permits, or if they contain unfavorable conditions, it could substantially impair our operations and reduce our revenues and/or profitability. For additional information, please see Part II, Item 8, Financial Statements and Supplementary Data; Note 19 – Legal Proceedings in the Consolidated Financial Statements.

2022 10-K Annual Report	Stericycle, Inc. • 20

Table of Contents	PART I
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
Complications with the implementation of our ERP and system modernization could adversely impact our business and operations.
We rely on information systems and technology to manage our business and summarize operating results. We are in the process of an ERP and system modernization, which will replace most of our existing operating and financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of our business. The ERP and system modernization process has required, and will continue to require, the investment of significant personnel and financial resources. We may not be able to successfully complete the ERP and system modernization without experiencing increased costs and other difficulties and our planned timeline to implement the remaining phases of our ERP and system modernization may be delayed. If we are unable to successfully implement our ERP and system modernization as planned, our business, results of operations, and financial condition could be negatively impacted. The SID North America ERP deployment impacted earnings in the third quarter of 2021 and the timing of billing and collections also impacted bad debt reserves in 2021 and 2022. These impacts were due to typical ERP start-up challenges, which included team members learning new processes and technology across every aspect of the business and onboarding and tuning the flow of data elements through the system. To the extent we experience billing and collections challenges, higher levels of bad debt expense may result. Additionally, if we do not effectively implement the ERP and system modernization as planned or the ERP and system modernization do not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to adequately assess and operate those controls could be delayed.
Cyber incidents or malicious attacks on our information technology systems could damage our reputation, negatively impact our businesses and expose us to litigation risk.
We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our team members and our customers. We rely heavily on various proprietary and third-party information systems. Our reputation for the secure handling of customer and other sensitive information is critical to the success of our business. Like other large, multi-national corporations, we are potentially subject to a range of cyber incidents, including but not limited to state-sponsored cyber-attacks, industrial espionage, insider threats, computer denial-of-service attacks, computer viruses, ransomware and other malware, data leakage and compromise, wire fraud, phishing incidents and other cyber incidents. In any cyber incident that we may experience, our ability to detect an incident, incident response capabilities, business continuity procedures and disaster recovery planning may not be entirely effective as our information technology and network infrastructure may still be vulnerable to attacks by hackers or breaches due to employee error, malfeasance, computer viruses, power outages, natural disasters, acts of terrorism, breaches with respect to third-party systems or vendors or other disruptions. A cybersecurity incident and breach of our information systems could lead to theft, destruction, loss of life, damage to property, environmental issues, misappropriation or release of sensitive and/or confidential information or intellectual property, which could result in business disruption, negative publicity, violation of privacy laws, loss of customers, brand damage, adverse financial and operational results, and potential litigation. Although we maintain insurance coverage for various cybersecurity risks, there is no guarantee that all costs or losses incurred will be fully insured.
Our management depends on relevant and reliable information for decision-making purposes, including key performance indicators and financial reporting. Any significant loss of data, failure to maintain reliable data,

2022 10-K Annual Report	Stericycle, Inc. • 21

Table of Contents	PART I
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
Increases in transportation costs and technological transitions may adversely affect our business and reduce our earnings.
We maintain an extensive transportation network and fleet of vehicles. A significant increase in market prices for trucks or fuel could adversely affect our business through higher transportation costs and reduce our operating margins and reported earnings. Vehicle and parts shortages due to a reduction in the availability of raw materials, supply chain challenges, and manufacturing delays are expected to continue to drive higher prices for vehicles, parts and supplies. In addition, any increases in the prices of fossil fuels are expected to put pressure on our fuel expense, as well as parts and supplies derived from fossil fuels, such as engine oil, diesel exhaust fluid, tires and other rubber and plastic parts.
As an operator of an extensive fleet of vehicles, most of which are heavy-duty trucks that utilize fossil fuels, we are potentially impacted by emerging regulation that could require the transition to different engine technologies, such as electric powered vehicles. Depending upon the scope and pace of such regulations, we may need to direct future capital investments toward alternative fuel and zero emission fleet assets to meet accelerated transition timelines. Our operational processes could be impacted and we could experience increases to our operational costs as well as increased expenditures to acquire the vehicles and infrastructure.
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

2022 10-K Annual Report	Stericycle, Inc. • 22

Table of Contents	PART I
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
On June 12, 2017, the SEC issued a subpoena to us, requesting documents and information relating to our compliance with the FCPA or other foreign or domestic anti-corruption laws with respect to certain of our operations in Latin America. In addition, the DOJ notified us that it was investigating this matter in parallel with the SEC. We have cooperated with these agencies and certain foreign authorities. As previously disclosed, we entered into settlement agreements with the SEC, DOJ, and with the Brazilian Controladoria-Geral da Uniao (CGU) and Advocacia-Geral da Uniao (Attorney General Office) with respect to the foregoing matters. Settlement discussions with an additional Brazilian authority are ongoing and with whom there is no certainty that we will be able to reach a final settlement. As a result of the foregoing, we recorded an aggregate accrued liability for these matters of $90.0 million as of March 31, 2022. Under the settlements with the DOJ and SEC, we have engaged an independent compliance monitor for a period of two years and will undertake compliance with self-reporting obligations for an additional year. Other matters which may arise or of which we become aware in the future may be deemed to violate the FCPA and other anti-corruption and anti-bribery laws. Such determinations could subject us to, among other things, enforcement actions by the SEC or the DOJ or other regulatory bodies, fines, penalties, oversight by an independent compliance monitor and/or self-reporting obligations, litigation, or orders of suspension or debarment, which could adversely affect our business, financial condition and results of operations. See Part II, Item 8 Financial Statements and Supplementary Data; Note 19 – Legal Proceedings in the Consolidated Financial Statements for more information regarding currently pending legal proceedings.
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

2022 10-K Annual Report	Stericycle, Inc. • 23

Table of Contents	PART I
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
Due to the recent pandemic and resulting government fiscal policy, legislatures and taxing authorities in various jurisdictions in which we operate may propose changes to their tax rules. These changes could include modifications that have temporary effect, and more permanent changes. The impact of these potential new rules on us, our long-term tax planning, and our effective tax rate could be significant. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in our Consolidated Financial Statements.
We have accumulated NOLs arising from our operations and foreign and domestic acquisitions of approximately $223.6 million as of December 31, 2022. We have recognized valuation allowances to reduce these amounts to our current estimate for NOLs that will be recoverable against future taxable income prior to their expiration in accordance with the appropriate tax regulations. If our estimates change or we do not generate sufficient taxable income prior to the expiration of these NOLs, we may have to record additional valuation allowances resulting in higher income tax expense. For additional information, please see Part II, Item 8. Financial Statements and Supplementary Data; Note 10 – Income Taxes.
Requirements of governments, customers and investors for net carbon zero emissions strategies, and the introduction of regulations restricting emissions of “greenhouse gases” aimed to limit climate change, could negatively impact our costs to operate.
Around the world, there are a wide range of legislative and regulatory efforts at the state, provincial, regional and federal levels focused on reducing greenhouse gas emission and minimizing the impact of climate change. These emerging legislative and regulatory efforts include, among other things, initiatives to reduce the use of fossil fuels, single use plastics, and waste volumes sent to landfills. We actively monitor the regulatory landscape and the potential impacts to our operations of such efforts. These evolving regulations and expectations could also affect certain management estimates, including long-lived asset useful lives and asset retirement obligations, which could adversely impact results of operations.
We monitor emerging climate-related regulations potentially impacting the Company on an ongoing basis. Such emerging regulations are reviewed to assess the likelihood of occurrence, potential business implications, and the potential for financial impact. Specifically, the Company is monitoring regulations related to required emissions reporting, country mandates applied to industries that are related to carbon emissions reductions (for example, the U.K.’s sixth Carbon Budget, which expands the scope of industries covered by the U.K.’s carbon emission reduction goals), and regulations that limit the purchase or use of fossil fuel powered vehicles (for example, California’s ban on the sale of gasoline-powered passenger vehicles by 2035 and the announced end of the sale of new gasoline and diesel cars in the U.K. by 2030).
The Company continues to engage with customers to better understand their current approach and future strategies in response to climate-related regulation and business trends. The engagement includes understanding their goals associated with climate change and environmental sustainability, how the Company may be able to support their goals, and their perceptions of the Company’s performance regarding climate change related initiatives and risk management. Certain of the Company’s customers have established, or are in the process of establishing, goals for their organizations to be carbon neutral or reduce waste levels, especially wastes that go to landfills, and have extended such goals to their key vendors and business partners. For example, the National Health System (“NHS”) in the U.K. established a goal for its suppliers to be net zero by 2045, and, in August 2022, introduced standard contract clauses relating to supplier sustainability which include incremental requirements such as undertaking ‘evergreen supplier’ assessments and the appointments by suppliers of ‘net zero champions’. This increased focus

2022 10-K Annual Report	Stericycle, Inc. • 24

Table of Contents	PART I
by customers on minimizing climate change impacts may require the Company to invest in incremental and higher-cost technologies for more efficient waste processing, collection services through our fleet of vehicles, or other operational impacts.
The increased focus on minimizing climate change from regulatory bodies, customers, and investors may impact our revenues as well as our cost of operations in the future.
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated bylaws, which were adopted in December 2022, provide that, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law or any action asserting a claim against us that is governed by the internal affairs doctrine. The exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our amended and restated bylaws also provide that the U.S. federal district courts are the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”). Any person or entity purchasing or otherwise acquiring any interest in any security of the Company shall be deemed to have notice of and consented to the provisions of our amended and restated bylaws described above. Under the Securities Act, federal and state courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act. We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, these provisions may have the effect of discouraging lawsuits against our directors, officers, employees and agents, as it may limit any stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us or our directors, officers, employees or agents. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition and results of operations.
FINANCIAL AND CONTROL RISKS
We may incur significant charges as a result of portfolio optimization; portfolio optimization may not achieve the desired results.
We continue to evaluate the performance of our portfolio of assets and businesses. Based on this evaluation, we may acquire new assets or businesses and may sell certain existing assets or businesses or exit particular markets. Acquisitions and divestitures may not yield the targeted improvements in our business. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, disruption in our operations or businesses, finding a suitable purchaser, the diversion of management’s attention from our other businesses, the potential loss of key team members, the erosion of employee morale or customer confidence, and the retention of contingent liabilities, including pursuant to indemnification provisions related to the divested business. Any charges, including those arising from indemnification provisions, that we are required to record or the failure to achieve the intended financial results associated with divestitures of businesses or assets could have a material adverse effect on our business, financial condition or results of operations. Any impairments and losses on divestiture resulting from this process may cause us to record significant charges, including those related to goodwill, other intangible assets, and accumulated currency translation adjustment losses. See Part II, Item 8. Financial Statements and Supplementary Data; Note 4 – Restructuring, Divestitures, and Asset Impairments in the Consolidated Financial Statements. Acquisitions also involve certain risks, including our ability to realize operating efficiencies, synergies and other benefits expected from an acquisition, diversion of management’s time and attention from other business concerns, difficulties in retaining key employees, customers and suppliers of the acquired business, difficulties in maintaining uniform standards, controls, policies and procedures throughout acquired companies, and adverse effects on existing business relationships with customers and suppliers. We may also face liability with respect to

2022 10-K Annual Report	Stericycle, Inc. • 25

Table of Contents	PART I
acquired businesses for violations of environmental laws occurring prior to the date of acquisition, and some or all of these liabilities may not be covered by environmental insurance secured to mitigate the risk or by indemnification from the sellers from which we acquired these businesses. See Part II, Item 8. Financial Statements and Supplementary Data; Note 3 – Acquisition in the Consolidated Financial Statements.
Restrictions in our Credit Agreement and our Senior Notes could adversely affect our business, financial condition, results of operations, ability to make distributions and the value of our securities.
Our Credit Agreement contains customary affirmative covenants, including, among others, covenants pertaining to the delivery of financial statements; certain financial covenants; notices of default and certain other material events; payment of obligations; preservation of corporate existence, rights, privileges, permits, licenses, franchises and intellectual property; maintenance of property and insurance and compliance with laws, as well as customary negative covenants, including, among others, limitations on the incurrence of liens, investments and indebtedness; mergers and certain other fundamental changes; dispositions of assets; restricted payments; changes in our line of business; transactions with affiliates and burdensome agreements. Our credit agreement also includes a springing maturity provision whereby it springs to maturity 91 days prior to the maturity of the Senior Notes. These covenants could affect our ability to operate our business, increase the amount of interest expense we ultimately pay pursuant to the Credit Agreement, and may limit our ability to take advantage of potential business opportunities as they arise. Our Senior Notes also contain certain covenants that could have a similar effect on our ability to operate our business. See Part II, Item 8. Financial Statements and Supplementary Data; Note 9 – Debt in the Consolidated Financial Statements.
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
Potential for rising interest rates.
The financial markets may experience an increase in interest rates as the U.S. Federal Reserve raises interest rates in an effort to curb inflation. Although most of our outstanding debt is at fixed interest rates, an increase in rates would impact our variable rate debt. Rising interest rates may also lead to higher rates in the event we refinance our outstanding fixed rate debt thereby resulting in an overall increase in interest expense.
The amount of our indebtedness could adversely affect our business.
As of December 31, 2022, we had a total of $1.52 billion of outstanding indebtedness, including long-term debt and short-term debt and excluding unamortized debt issuance costs. We also have the ability to incur additional indebtedness subject to our financial covenants.

2022 10-K Annual Report	Stericycle, Inc. • 26

Table of Contents	PART I
Our outstanding indebtedness could have adverse consequences on our business, including the following: (i) we may be required to dedicate a substantial portion of our available cash to payments of principal and interest on our indebtedness, (ii) our ability to access credit markets on terms we deem acceptable may be impaired, and (iii) we may be limited in our flexibility to adjust to changing market conditions.
If we fail to maintain an effective system of internal controls over financial reporting, including increased risk associated with our ERP and system modernization, we may not be able to report our financial results timely and accurately or prevent fraud, which could adversely affect investor confidence in our company, our results of operations and our stock price.
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
As a result of our various acquisitions, the Consolidated Balance Sheet at December 31, 2022, contains goodwill of $2.78 billion and other intangible assets, net of $811.1 million. We evaluate on an ongoing basis whether facts and circumstances indicate any impairment to the carrying value of indefinite-lived intangible assets such as goodwill. As circumstances after an acquisition can change, we may not realize the value of these intangible assets. Historically, we have recognized non-cash impairment charges related to our reporting units. Although there were zero intangible asset impairments in 2022, during 2021 and 2020, we recognized non-cash impairment charges of $4.6 million, and $11.1 million, respectively, of operating permits, tradenames, and customer relationships. We recognized these impairments due to a reduction of forecasted future cash flows in each reporting unit, as discussed in the Impairment section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8. Financial Statements and Supplementary Data; Note 7 – Goodwill and Other Intangible Assets. The recognition of any potential future impairments could have a material adverse impact on our results of operations.
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
Based upon the information available to us from plan administrators as of March 30, 2022, one of the multi-employer pension plans in which we participate is underfunded. The Pension Protection Act requires that underfunded pension plans improve their funding ratios within prescribed intervals based on the level of their underfunding. We have been notified that one plan is in "critical" status and this plan may require additional contributions. The amount of additional funds we may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of employee work that require the specific use of the union team members covered by these plans, investment returns and the level of underfunding of such plans. Additional funding could adversely affect our liquidity, cash flows, and results of operations. For more information, see Part II, Item 8. Financial Statements and Supplementary Data; Note 13 – Retirement and Other Employee Benefit Programs in the Consolidated Financial Statements.

2022 10-K Annual Report	Stericycle, Inc. • 27

Table of Contents	PART I
Some of our customers have suffered or may suffer financial difficulties affecting their credit risk, which could negatively impact our operating results.
We provide service to a number of customers, including governmental entities and municipalities, some of which have suffered or may suffer significant financial difficulties. Some of these entities could be unable to pay amounts owed to us, resulting in increased bad debt expense, or renew contracts with us at previous or increased rates. The inability of our customers to pay us in a timely manner or to pay increased prices could negatively affect our operating results.
RISKS RELATED TO HUMAN CAPITAL
A change or deterioration in our relations with our team members or an increase in labor and employment costs could have a materially adverse effect on our business, financial condition and results of operations.
Labor and employment is one of our highest costs and increases in employment costs could materially affect our cost structure and our profitability. We compete with other businesses in our markets for qualified team members and the labor supply is sometimes tight in our markets. A shortage of qualified team members or further unionization would require us to incur additional costs related to wages and benefits; inefficiencies in operations; unanticipated costs in sourcing temporary or third-party labor; legal fees and interference with customer relationships. Due primarily to increased demand for truck drivers and competition from other employers, we have experienced difficulties hiring a sufficient number of qualified truck drivers. If this condition persists, it could affect our ability to service our customers and affect our results of operations.
As of December 31, 2022, 12% of our total global workforce was covered by collective bargaining agreements. There are 16 collective bargaining agreements in the U.S. and Canada, covering approximately 650 team members, or 6% of our North American workforce. An additional approximate 1,200 team members of the workforce outside of North America are covered by collective bargaining agreements or work councils. Collective Bargaining agreements expire on a scheduled basis depending upon the negotiated length of the contract’s term. Collective bargaining agreement negotiations occur every year depending upon which agreements expire and whether one or both parties seek the modification of terms.
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
An inability to retain our executive officers or other key personnel or difficulties in recruiting qualified personnel may adversely affect our business.
Our future success depends to a significant degree on the skills, experience and efforts of our executive officers and key personnel. The unexpected loss of the services of any of our executive officers could have an adverse effect on

2022 10-K Annual Report	Stericycle, Inc. • 28

Table of Contents	PART I
our operations. In addition, like many other route-based businesses, we are being impacted by our industry’s driver and facility team member shortages.
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
During 2021 and 2022, we experienced inflationary cost increases in our underlying expenses, including labor, supply chain related, and other expenses. We may continue to experience inflationary cost increases in labor, commodities, fleet availability, facility and vehicle leases, third party expenditures, plant equipment and construction expenditures, and other expenses. We may not be able to pass all of these cost increases on to our customers. We are also experiencing delays in completing certain capital projects and have additional challenges due to macroeconomic supply chain disruptions. Should these conditions persist, our business, financial condition, results of operations and cash flows could be negatively impacted.
Russia’s invasion of Ukraine and the international community’s response have created substantial political and economic disruption, uncertainty and risk.
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the military conflict between Russia and Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, increased cyber-attacks and social unrest in certain regions in which we operate. Although we do not have operations in Russia or Ukraine, we are continuing to monitor the situation and assessing its potential impact on our business.
Potential Recession.
There are various indications that the U.S. and other parts of the world may be entering a recessionary period. Although unclear at this time, an economic recession would likely impact the general business environment and the capital markets, which could, in turn, affect the Company.
The Company is continuing to monitor these matters and may adjust its current business plans as more information and guidance become available.
Item 1B. Unresolved Staff Comments

None.

2022 10-K Annual Report	Stericycle, Inc. • 29

Table of Contents	PART I
Item 2. Properties

Information regarding our worldwide properties can be found under Part I, Item 1. Business and is incorporated herein by reference. We believe that our operating properties, vehicles and equipment are adequately maintained and sufficient for our current operations and anticipated future needs; however, we have and will continue to use our planned capital investments to modernize.
Item 3. Legal Proceedings

Information regarding certain legal proceedings in which we are involved can be found in Part II, Item 8. Financial Statements and Supplementary Data; Note 19 – Legal Proceedings in the Consolidated Financial Statements and is incorporated herein by reference.
Item 4. Mine Safety Disclosures

Not Applicable.

2022 10-K Annual Report	Stericycle, Inc. • 30

Table of Contents	PART II
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Select Market under the ticker symbol “SRCL”. There were 78 shareholders of record as of February 17, 2023.
We did not declare or pay any cash dividends on our common stock during 2022, 2021, or 2020.
Under resolutions that our Board of Directors adopted, we have been authorized to purchase a cumulative total of 24,621,640 shares of our common stock on the open market. As of December 31, 2022, we had purchased a cumulative total of 22,219,146 shares. No common stock purchases were made during 2022, 2021, or 2020.
Performance Graph
The following graph compares the cumulative total returns of Stericycle, the Nasdaq Global Select Market Composite Index, the S&P Mid Cap 400 Index and the Dow Jones U.S. Waste & Disposal Services Index for the five-year period ended December 31, 2022.
The graph assumes that the value for the investment in Stericycle and in each of the indices was $100 on December 31, 2017, and that all dividends were reinvested.
The stock price performance of our common stock reflected in the following graph is not necessarily indicative of future performance.

Company/Index	2017	2018	2019	2020	2021	2022
Stericycle, Inc.	$100.00	$53.96	$93.85	$101.97	$87.72	$73.38
Nasdaq Global Select Market Composite Index	$100.00	$96.12	$129.97	$186.69	$226.63	$108.73
S&P Mid Cap 400 Index	$100.00	$87.50	$108.55	$121.36	$149.53	$127.88
Dow Jones U.S. Waste & Disposal Services Index	$100.00	$98.24	$130.50	$136.78	$188.70	$178.21
Item 6. [Reserved]

[Reserved]

2022 10-K Annual Report	Stericycle, Inc. • 31

Table of Contents	PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes in Part II, Item 8. Financial Statements and Supplementary Data of this 2022 Form 10-K. For further discussion regarding operating and financial data for the year ended December 31, 2021, as compared to the year ended December 31, 2020, refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Through our family of brands, Stericycle serves customers in the U.S. and 16 other countries worldwide with solutions to safely manage materials that could otherwise spread disease, contaminate the environment, or compromise one’s identity. To our customers, team members and the communities we serve, Stericycle is a company that protects what matters.
Our service offerings appeal to a wide range of business customers. Our customers are primarily in the following industries: enterprise healthcare (i.e., hospitals, health systems, and non-affiliate hospitals; national and corporate healthcare), practices and care providers (i.e., physician offices, surgery centers, veterinary clinics, nursing and long-term care facilities, dental clinics, clinics and urgent care, dialysis centers, home health organizations), and pharmacy, lab and research centers. We also provide services to airports and seaports, education institutions, funeral homes and crematories, government and military, banks and professional services, and other businesses. While we manage large volumes of waste and other materials, the average volume per customer site is relatively small.
Highlights for the year ended December 31, 2022, compared to the prior year include:
•Grew organic revenues1 5.9%, driven by increases in RWCS of 1.4% and SID of 16.3% for the year ended December 31, 2022, compared to the prior year;
•Improved Income from Operations as a percentage of revenues 300 basis points year-over-year;
•Reduced Credit Agreement Defined Debt Leverage Ratio to 3.28X, down 0.33X since December 31, 2021;
•Reached agreements with the SEC, the DOJ and Brazilian authorities to resolve the FCPA related investigations into conduct in the Latin America businesses before 2017; and
•Continued to execute on our portfolio optimization initiative in the fourth quarter of 2022, with the divestiture of our Communication Solutions operations in North America for proceeds of $45.0 million.
1.See Results of Operations, Revenues for a reconciliation between total U.S. GAAP Revenues and Organic Revenues.
For additional information, see Part II, Item 8, Financial Statements and Supplementary Data; Note 4 – Restructuring, Divestitures, and Asset Impairments, Note 9 – Debt, and Note 19 – Legal Proceedings in the Consolidated Financial Statements.
Other Developments and COVID-19 Pandemic
During 2022, we have experienced inflationary cost increases in our underlying expenses, including labor and supply-chain and other costs. We continue to demonstrate to our customers the value of the services we provide. One of the strengths of our quality of revenue initiative has been working to create a more flexible pricing model with the necessary levers to adjust to these inflationary cost challenges. We have the following pricing levers: (i) for existing contracts, we have been addressing the standardization of contractual language and building in pricing flexibility, which affords us the opportunity to adjust pricing in several ways at contract anniversary and renewal, (ii)

2022 10-K Annual Report	Stericycle, Inc. • 32

Table of Contents	PART II
for all new customers and purchasers of our one-time services, we have the ability to adjust our rates at point of contracting, and (iii) for many customers we also have the ability to adjust surcharges and fees that provide inflationary cost protection for commodity and other price volatility (e.g. fuel, recycled paper, and environmental surcharges and a new service cost recovery fee).
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
We have updated and implemented numerous protocols specifically to reduce risk among our front-line team members, and our strategic sourcing team has worked diligently to take measures to provide our field operations employees with appropriate PPE. We’ve implemented more rigorous cleaning protocols for all our facilities. Throughout the pandemic, our front-line workers have continued to meet the needs of our customers.
Like many organizations, we too have been impacted by labor shortages and higher absences, certain of which are pandemic related, particularly among driver and operational team members. For example, we were impacted by higher absences related to COVID-variants that surged towards the end of the fourth quarter of 2021 and into the first quarter of 2022. Our work force stabilized throughout the first and second quarters of 2022, as the effects of the Delta and Omicron variants on employee absences subsided. To date, we are addressing our internal needs through three main areas: (1) recruitment, (2) market competitive compensation and benefits, and (3) employee engagement and retention. Although we have been able to maintain near our desired staffing levels through these efforts, and that has enabled us to continue to support our customers, labor shortages have not uniformly impacted our businesses. In certain geographies and facilities, we have experienced more acute labor shortages. Those locations have required additional team member overtime and re-allocation of team members to continue to support our customers.
Key Business Priorities
In 2022, our five key business priorities were the following:
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
•Operational efficiency, modernization and innovation – As we manage through complex times, we remain focused on operational efficiency, modernization, and innovation to control variable and discretionary costs and improve performance and efficiencies in our field operations. Our goal is to optimize our facilities with a strategic and standardized operating model. We are analyzing processing capabilities, plant and transportation equipment needs, team member requirements, potential customer implications or benefits, fleet replacement and route and long-haul network improvements, and SafeShield container rationalization and modernization.
•ERP implementation – In the third quarter of 2022, we successfully moved the technical code functionality for RWCS into our North America ERP production environment. Following the completion of this milestone, we launched a pilot at the end of October for RWCS customers in Puerto Rico. This disciplined deployment approach allows us to mitigate risk and test data and functionality before deploying the ERP across all RWCS North America customers and facilities. This follows the deployment of our ERP system for North

2022 10-K Annual Report	Stericycle, Inc. • 33

Table of Contents	PART II
America’s finance and procurement processes and for North America’s SID business that was deployed in 2021. We commenced activities for the international system modernization in 2022.
•Debt reduction and leverage improvement – We expect to reduce our debt and improve our debt leverage ratio through continued focus on operating margin expansion, free cash flow generation, and leveraging divestiture proceeds, if applicable. We have reduced total net debt, as defined in the Credit Agreement (total debt, adding back unamortized debt issuance costs, less cash and cash equivalents), to $1.46 billion at December 31, 2022. As of December 31, 2022, our amended Credit Facility defined Debt Leverage Ratio was 3.28 times compared to 3.61 times as of December 31, 2021.
•Portfolio optimization – We expect to continue evaluating opportunities to further optimize our portfolio through a combination of asset rationalizations and strategic accretive tuck-in acquisitions, which streamlines our portfolio of businesses and allows us to focus more deeply on our core businesses. In the fourth quarter of 2022, in North America, we divested our Communication Solutions business for cash proceeds of approximately $45.0 million. Further, we have fully integrated our acquisition which was closed in December 2021.
Certain Key Priorities and Other Significant Matters
The following table identifies key priorities and other significant matters impacting our business and how they are classified in the Consolidated Statements of Income (Loss) (amounts are stated pre-tax except when noted):

In millions
	Year Ended December 31,
	2022	2021
Included in SG&A
ERP and System Modernization	$19.2	$59.0
Intangible Amortization	124.0	117.9
Portfolio Optimization	6.9	5.0
Litigation, Settlements and Regulatory Compliance	30.0	93.2
Asset Impairments	5.5	6.7
Total included in SG&A	185.6	281.8

Divestiture (gains) losses, net	(15.6)	(1.7)
Total included in income from operations	$170.0	$280.1

After tax items:
Other Tax Matters	$—	$(1.9)
Total after-tax	$—	$(1.9)
The Key Priorities and Other Significant Matters include the following types of activities:

Cash Charges
	Internal (1)	Consulting and Professional Fees	Other (2)	Non-Cash Charges (3)
ERP and System Modernization	✓	✓	✓	✓
Portfolio Optimization		✓		✓
Litigation, Settlements and Regulatory Compliance		✓	✓
(1)Includes dedicated resources, including stock-based compensation in 2021.
(2)Includes other costs related to each priority (e.g., software maintenance fees, litigation, settlement and regulatory compliance charges, changes in contingent consideration and environmental provisions).
(3)Includes impairments, accelerated depreciation and/or amortization, gain/loss on disposal and changes in deferred consideration.

2022 10-K Annual Report	Stericycle, Inc. • 34

Table of Contents	PART II
ERP and System Modernization
For the years presented and for the cumulative period since the inception of the North America ERP Implementation, we have recognized the following, principally reported in Other Costs:

In millions
	Year Ended December 31,
	2022	2021	North America Cumulative Since Inception
North America
Consulting and professional fees	$18.4	$41.8	$125.2
Internal labor	—	7.9	39.1
Software usage/maintenance fees	—	7.5	42.3
Other related expenses	—	1.8	11.5
Total North America operating expenditures	18.4	59.0	218.1
Capital expenditures	13.6	19.9	194.3
Total North America operating and capital expenditures	$32.0	$78.9	$412.4

International
Operating expenditures	$0.8	$—

Total operating expenditures	$19.2	$59.0
As we continue to implement and deploy the North America ERP in our RWCS business, we will incur costs to develop and deploy the system, which includes additional capital expenditures as well as operating expenditures. Upon the substantial implementation of North America's finance and procurement processes and for North America's SID business in the third quarter 2021, certain costs became incremental information technology ongoing costs for running the new system, including maintenance, licensing, and depreciation expenses. Additionally, we will continue to incur the current level of costs to maintain the legacy suite of applications that are also used by our international businesses while their system portfolio is modernized.
Certain readiness activities commenced in the third quarter of 2022 related to our international ERP system modernization, which includes enhancements and upgrades associated with European based RWCS and SID operations.
Intangible Amortization
See table above of certain key priorities and other significant matters for intangible amortization expense from acquisitions for the years presented and how they are classified in the Consolidated Statements of Income (Loss).
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
Portfolio Optimization
See table above of key priorities and other significant matters for portfolio optimization (including Divestiture (gains) losses, net) for the years presented, and how they are classified in the Consolidated Statements of Income (Loss). Consulting and professional fees and acquisition related charges are reported in Other Costs, while the various divestitures (gains) losses, net are included in the respective segment in the table below.
Divestitures
We evaluate our portfolio of services on an ongoing basis with a country-by-country and service line-by-service line approach to assess long-term potential and identify potential business candidates for divestiture. Our decisions regarding divestitures are based upon the following criteria:
•outlook for long-term market conditions;
•potential impact to complementary services or customer relationships;

2022 10-K Annual Report	Stericycle, Inc. • 35

Table of Contents	PART II
•ability to leverage infrastructure and customer base for growth;
•potential for margin improvement;
•current divestiture value versus future divestiture value;
•ongoing capital requirements of the business;
•return on invested capital;
•impact on overall leverage, including impact on debt leverage ratio;
•implications for our internal control efforts; and
•implications for our ERP and system modernization.
We recognized the following Divestiture (gains) losses, net in the Consolidated Statements of Income (Loss):

In millions
	Year Ended December 31,
	2022	2021
North America Segment
Communication Solutions operations	$(15.6)	$—
Canada Environmental Solutions operations	—	(12.6)
Total North America charges, net	(15.6)	(12.6)
International Segment
Japan RWCS operations	—	10.9
Total International charges, net	—	10.9
Divestiture (gains) losses, net	$(15.6)	$(1.7)
For additional information regarding Divestiture (gains) losses, net, including significant impacts of foreign currency translation adjustments, net, see Part II, Item 8. Financial Statements and Supplementary Data; Note 4 – Restructuring, Divestitures, and Asset Impairments in the Consolidated Financial Statements.
Acquisitions
As part of our portfolio optimization business priority, we regularly evaluate the competitive environment and consider opportunistic acquisitions that strengthen our core businesses. We believe acquisitions, when appropriately valued and constructively integrated, may be an efficient way to gain customers, scale treatment operations, and build customer density for transportation. We expect to focus on smaller accretive tuck-in acquisitions.
Details of the acquisition completed in the year ended December 31, 2021, can be found in Part II, Item 8. Financial Statements and Supplementary Data; Note 3 – Acquisition in the Consolidated Financial Statements.
Litigation, Settlements and Regulatory Compliance
We operate in highly regulated industries and must address regulatory inquiries or respond to investigations from time to time. We have also been involved in a variety of civil litigation from time to time. Certain of these matters are detailed in Part II, Item 8. Financial Statements and Supplementary Data; Note 19 – Legal Proceedings, in the Consolidated Financial Statements. Our financial results may also include considerations of non-recurring matters including settlements, environmental remediation, and legal related consulting and professional fees.
See table above of certain key priorities and other significant matters for litigation, settlement and regulatory compliance charges. Among other things, the table reflects consulting and professional fees, contingent liability provisions and settlements, net of insurance recoveries, impacting our business for the years presented, primarily in Other Costs. For the year ended December 31, 2022, we accrued an additional $9.6 million for the FCPA Settlement, bringing the total cumulative charge to $90.3 million. For the year ended December 31, 2022, we paid $81.0 million related to the FCPA settlement. See Part II, Item 8. Financial Statements and Supplementary Data; Note 19 – Legal Proceedings, in the Consolidated Financial Statements for additional details.

2022 10-K Annual Report	Stericycle, Inc. • 36

Table of Contents	PART II
Asset Impairments
Impairments comprise the following:

In millions
	Year Ended December 31,
Asset impairments:	2022	2021
Property, plant and equipment and ROU assets	$5.5	$2.1
Customer lists, permits and tradenames	—	4.6
Impairments included in SG&A	$5.5	$6.7
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
For additional information on asset impairments, see Part II, Item 8. Financial Statements and Supplementary Data; Note 4 – Restructuring, Divestitures, and Asset Impairments and Note 7 – Goodwill and Other Intangible Assets in the Consolidated Financial Statements.
Other Tax Matters
The Other Tax Matters in 2021, are associated with a $5.5 million tax benefit associated with resolution of a 2018 tax return related claim, partially offset by a $3.6 million tax charge related to an ongoing examination of pre-acquisition tax years of an acquired business. For further discussion, see Part II, Item 8. Financial Statements and Supplementary Data; Note 10 – Income Taxes in the Consolidated Financial Statements.
Results of Operations
Revenues (including Segment Revenues)

	Year Ended December 31,
	In millions				Components of Change (%) (1)
	2022	2021	Change ($)	Change (%)	Organic Growth (2)	Acquisition	Divestitures	Foreign Exchange (3)
Revenue by Service
Regulated Waste and Compliance Services (4)	$1,798.2	$1,854.0	$(55.8)	(3.0%)	1.4%	0.4%	(2.8%)	(2.1%)
Secure Information Destruction Services	906.5	792.9	113.6	14.3%	16.3%	—%	—%	(1.9%)
Total Revenues	$2,704.7	$2,646.9	$57.8	2.2%	5.9%	0.3%	(2.0%)	(2.0%)
North America
Regulated Waste and Compliance Services (4)	$1,468.8	$1,457.5	$11.3	0.8%	2.8%	0.6%	(2.4%)	(0.1%)
Secure Information Destruction Services	794.3	679.0	115.3	17.0%	17.4%	—%	—%	(0.4%)
Total North America Segment	$2,263.1	$2,136.5	$126.6	5.9%	7.4%	0.4%	(1.6%)	(0.2%)
International
Regulated Waste and Compliance Services (4)	$329.4	$396.5	$(67.1)	(16.9%)	(3.4)%	—%	(4.4%)	(9.1%)
Secure Information Destruction Services	112.2	113.9	(1.7)	(1.5%)	9.7%	—%	—%	(11.1%)
Total International Segment	$441.6	$510.4	$(68.8)	(13.5%)	(0.5)%	—%	(3.4%)	(9.5%)
(1)Components of Change % in summation may not crossfoot to the total Change % due to rounding.
(2)Organic growth is a change in revenues which includes SOP (sorted office paper) pricing and volume and excludes the impact of an acquisition, divestitures, and foreign exchange.
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
(4)In the first quarter of 2021, we updated our service lines to include Communication Solutions (formerly part of CRS) in RWCS. In the fourth quarter of 2022, the Communication Solutions business was sold.

2022 10-K Annual Report	Stericycle, Inc. • 37

Table of Contents	PART II
Revenues for the year ended December 31, 2022, were $2.70 billion, an increase of $57.8 million, or 2.2% compared to $2.65 billion in the prior year. Excluding the impact of an acquisition which contributed $8.1 million or 0.3%, divestitures which reduced revenues by $52.7 million or 2.0%, and unfavorable foreign exchange rates of $53.4 million or 2.0%, organic revenues increased $155.8 million, or 5.9%. The organic revenues increase is attributable to the quality of revenue initiatives, including our pricing levers, and higher recycled paper revenues, reflecting higher SOP pricing, partially offset by a decrease in International RWCS COVID-19 transactional volumes.
North America revenues increased $126.6 million, or 5.9%, for the year ended December 31, 2022, to $2.26 billion from $2.14 billion in the prior year. Excluding an acquisition which contributed $8.1 million, or 0.4%, divestitures which reduced revenues by $35.2 million, or 1.6% and the impact of unfavorable foreign exchanges rates of $4.8 million, or 0.2%, organic revenues increased $158.5 million, or 7.4%. This increase was largely attributable to quality of revenue initiatives, including our pricing levers; higher recycled paper revenues, reflecting higher SOP prices; continued maritime recovery from impact of COVID-19; and non-recurring typical ERP start-up challenges experienced in the third quarter of 2021.
International revenues decreased $68.8 million, or 13.5%, for the year ended December 31, 2022, to $441.6 million from $510.4 million in the prior year. Excluding the impact of foreign exchange rates of $48.6 million, or 9.5%, a decrease from divestitures of $17.5 million or 3.4%, RWCS COVID-19 transactional volumes decreased $13.7 million, or 3.4%. These revenue decreases were partially offset by SID organic revenues growth of $11.0 million, or 9.7%, attributable to higher recycled paper revenues, reflecting higher SOP prices and quality of revenue initiatives, including our pricing levers.
Gross Profit

In millions
	Year Ended December 31,				Change 2022 versus 2021
	2022		2021
	$	% of Revenues	$	% of Revenues	$	%
Gross profit	$1,025.6	37.9%	$1,017.2	38.4%	$8.4	0.8%
The increase in gross profit for the year ended December 31, 2022, as compared to 2021, was primarily due to quality of revenue initiatives, including results from our pricing levers which resulted in revenue flow through, which helped offset higher supply chain costs, wage adjustment, and utility-related inflationary costs; and higher headcount, onboarding, and overtime costs. The third quarter of 2021 included the impact of non-recurring typical ERP start-up challenges. Although revenue flow through helped offset utility-related inflationary costs, on a margin basis, the inflationary pressures were dilutive to gross profit margin.
SG&A

In millions
	Year Ended December 31,				Change 2022 versus 2021
	2022		2021
	$	% of Revenues	$	% of Revenues	$	%
SG&A	$887.5	32.8%	$946.6	35.8%	$(59.1)	(6.2%)
For the year ended December 31, 2022, compared to the prior year, we incurred lower SG&A charges associated with certain key priorities and other significant matters discussed above, primarily due to lower Litigation, Settlement and Regulatory Compliance, ERP and system modernization matters, and lower annual incentive compensation expense. Further, as part of the ERP deployment in August 2021, certain costs became incremental, information technology ongoing costs for running the new system, including maintenance, licensing, and depreciation expenses. Additionally, the remaining change in SG&A was due to increased bad debt expense, primarily due to historically lower 2021 bad debt expense level attributed to a decrease in risk of collectability associated with the impacts of the COVID-19 pandemic and continued elevated past-due accounts receivable balances in 2022, due to the timing of North America SID billing and collection efforts primarily related to the ERP deployment.

2022 10-K Annual Report	Stericycle, Inc. • 38

Table of Contents	PART II
Divestitures (Gains) Losses, Net

In millions
	Year Ended December 31,				Change 2022 versus 2021
	2022		2021
	$	% of Revenues	$	% of Revenues	$	%
Divestitures (gains) losses, net	$(15.6)	(0.6%)	$(1.7)	(0.1%)	$13.9	nm
nm - percentage change not meaningful
For additional information regarding Divestiture (gains) losses, net, including significant impacts of foreign currency translation adjustments, see Part II, Item 8. Financial Statements and Supplementary Data; Note 4 – Restructuring Divestitures, and Asset Impairments in the Consolidated Financial Statements.
Segment Profitability
The Company uses Adjusted Income from Operations as its measure of segment profitability – see Part II, Item 8. Financial Statements and Supplementary Data; Note 17 – Segment Reporting in the Consolidated Financial Statements for an explanation of this measure. Segment profitability and a reconciliation of the total for segment profitability to income from operations was as follows:

In millions
	Year Ended December 31,				Change 2022 versus 2021
	2022		2021
	$	% of Segment Revenues	$	% of Segment Revenues	$	%
Adjusted Income from Operations
North America	$607.1	26.8%	$587.6	27.5%	$19.5	3.3%
International	34.1	7.7%	53.6	10.5%	(19.5)	(36.4%)
Other Costs	(317.5)	nm	(288.8)	nm	(28.7)	9.9%
Total	$323.7	12.0%	$352.4	13.3%	$(28.7)	(8.1%)

Reconciliation to Income from operations:
Adjusted Income from Operations	$323.7		$352.4
Adjusting Items Total (1)	(170.0)		(280.1)
Income from Operations	$153.7		$72.3
nm - percentage change not meaningful
(1) See Part II, Item 8. Financial Statements and Supplementary Data; Note 17 – Segment Reporting in the Consolidated Financial Statements for more detail.
Adjusted Income from Operations for North America increased year-over-year primarily due to the impact of quality of revenue initiatives, including our pricing levers, which resulted in revenue flow through. In addition, higher recycled paper revenues in our SID business; non-recurring typical ERP start-up challenges in the third quarter of 2021; and lower self-insurance expense contributed. The increase was partially offset by higher vehicle, wage, and utility-related inflationary costs; higher headcount, onboarding, and overtime costs; and higher bad debt expense.
Adjusted Income from Operations for International declined year-over-year primarily driven by decreased COVID-19 related transactional revenues, the impact of divestitures and foreign exchange, higher vehicle, wage, and utility-related inflationary costs, partially offset by higher recycled paper revenues in our SID business.
Adjusted Loss from Operations for Other Costs increased year-over-year as certain costs became incremental, information technology ongoing costs for running the new ERP system, including maintenance, licensing, and depreciation expenses; higher wages; partially offset by lower annual incentive compensation expense.

2022 10-K Annual Report	Stericycle, Inc. • 39

Table of Contents	PART II
Interest Expense (Income), Net

In millions
	Year Ended December 31,				Change 2022 versus 2021
	2022		2021
	$	% of Revenues	$	% of Revenues	$	%
Interest expense (income), net	$75.5	2.8%	$71.9	2.7%	$3.6	5.0%
The change for the year ended December 31, 2022, as compared to the prior year was primarily due to higher weighted-average interest rates on the variable portion of our debt, partially offset by lower net debt. For further information see Part II, Item 8. Financial Statements and Supplementary Data; Note 9 – Debt in the Consolidated Financial Statements.
Other Income (Expense), Net

In millions
	Year Ended December 31,				Change 2022 versus 2021
	2022		2021
	$	% of Revenues	$	% of Revenues	$	%
Other income (expense), net	$0.7	—%	$0.3	—%	$0.4	133.3%
Other income (expense), net is primarily comprised of foreign exchange gains and losses.
Income Tax Expense

In millions
	Year Ended December 31,				Change 2022 versus 2021
	2022		2021
	$	Effective Rate	$	Effective Rate	$	%
Income tax expense	$22.4	28.4%	$27.5	3,829.0%	$(5.1)	(18.5%)
For further information, see Part II, Item 8. Financial Statements and Supplementary Data; Note 10 – Income Taxes in the Consolidated Financial Statements.
Liquidity and Capital Resources
The Company believes that it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its shareholders. Operating cash flows and the Company’s $1.2 billion Credit Facility are the Company’s primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s long-term debt obligations, and capital expenditures necessary to support growth and productivity improvements. As of December 31, 2022, we had approximately $985.7 million of available capacity in the $1.2 billion Credit Facility. To the extent the Company needs to add additional funding options to meet additional liquidity requirements or diversify its funding portfolio, the Company could seek additional financing from alternative sources, including approaching the capital markets. For the year ended December 31, 2022, the Company paid $81.0 million in accordance with the FCPA Settlement. The FCPA Settlement accrual balance was $9.3 million as of December 31, 2022. The Company anticipates paying the remaining accrued FCPA Settlement in the next twelve months (see Part II, Item 8. Financial Statements and Supplementary Data; Note 19 – Legal Proceedings, in the Consolidated Financial Statements for additional details).
For further details concerning liquidity and capital resources see Part II, Item 8. Financial Statements and Supplementary Data; Note 9 – Debt in the Consolidated Financial Statements.
Working Capital
At December 31, 2022, our working capital increased $93.0 million to a negative working capital of $63.2 million compared to a negative working capital of $156.2 million at December 31, 2021. This change is primarily driven by a decrease in accrued liabilities, attributed to payments related to the FCPA settlement.

2022 10-K Annual Report	Stericycle, Inc. • 40

Table of Contents	PART II
Current assets decreased $16.8 million in 2022, to $558.7 million from $575.5 million in 2021, primarily driven by a decrease in prepaid expenses and accounts receivable, partially offset by an increase in other current assets.
Current liabilities decreased $109.8 million in 2022, to $621.9 million from $731.7 million in 2021, primarily driven by a decrease in accounts payable and accrued liabilities, driven by payments related to the FCPA settlement.
Cash Flow Summary:
The following table shows cash flow information for the Company by activity:

In millions
	Year Ended December 31,
	2022	2021
Net cash from operating activities	$200.2	$303.1
Net cash from investing activities	(84.6)	(90.1)
Net cash from financing activities	(111.0)	(207.9)
Effect of exchange rate changes on cash and cash equivalents	(4.2)	(2.8)
Net change in cash and cash equivalents	$0.4	$2.3
Operating Cash Flows: Net cash provided from operating activities decreased $102.9 million for the year ended December 31, 2022, to $200.2 million from $303.1 million for the prior year. The year-over-year decline of $102.9 million was primarily driven by the FCPA Settlement payments of $81.0 million, timing of vendor payments of $32.3 million and higher interest payments of $15.6 million. These were partially offset by an improvement in DSO of two days, which translates into approximately $16.0 million and operating and net working capital improvements of approximately $10.0 million.
DSO as of December 31, 2022, as reported was 56 days, compared to DSO of 58 days as of December 31, 2021.
Investing Cash Flows: Net cash used from investing activities decreased $5.5 million for the year ended December 31, 2022, to net cash used of $84.6 million from $90.1 million in the prior year. In the fourth quarter of 2022, we received $45.0 million from the divestiture of our Communication Solutions business. In the third quarter of 2021, we received $11.3 million from the divestiture of our operations in Japan. In the fourth quarter of 2021, we received $24.4 million from the divestiture of our Environmental Solutions operations in Canada. For the year ended December 31, 2021, cash paid for an acquisition was $10.5 million. Our cash paid for capital expenditures increased by $15.3 million to $132.2 million from $116.9 million. The $15.3 million increase was mainly attributable to the timing of cash payments and operational infrastructure investments.
Financing Cash Flows: Net cash used from financing activities decreased $96.9 million in the year ended December 31, 2022, to a use of funds of $111.0 million from $207.9 million in the prior year. Our net repayments on our Credit Facility and Term Loan were $103.0 million in the year ended December 31, 2022, compared to $197.7 million in the prior year.
Contractual Obligations
The Company’s contractual obligations and cash commitments at December 31, 2022, consisted of long term debt, finance and operating lease liabilities, and estimated purchase obligations.
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
Estimated purchase obligations: The Company’s estimated purchase obligations consist of agreements to purchase goods and services that are entered into in the ordinary course of business. As of December 31, 2022, the Company's short and long term estimated purchase obligations were $36.8 million and $6.5 million, respectively.
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

2022 10-K Annual Report	Stericycle, Inc. • 41

Table of Contents	PART II
Based on the uncertain nature of our liability for unrecognized tax benefits, we are unable to make an estimate of the period of potential settlement, if any, with the applicable taxing authorities.
As of December 31, 2022, the Company had $60.1 million of stand-by letters of credit outstanding against our credit facility, $32.3 million of surety bonds and $18.5 million of bank guarantees. The bank guarantees are issued mostly by our international subsidiaries for various purposes, including leases, seller notes, contracts and permits. The surety bonds are used for performance guarantees. Neither the bank guarantees nor the surety bonds affect our ability to use our various lines of credit.
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
Allowance for Doubtful Accounts
The Company reports accounts receivable at their net realizable value, which is management’s best estimate of the cash that will ultimately be received. The Company maintains an allowance for doubtful accounts to reflect the expected uncollectability of accounts receivable based on past collection history and specific risks identified among uncollected accounts, as well as management’s expectation of future economic conditions. If current or expected future economic trends, events, or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due receivable balances are generally written off when the Company's collection efforts have been exhausted. The adequacy of allowances for uncollectible accounts is reviewed quarterly and adjusted as necessary based on such reviews. Management’s judgment is required to assess the collectability of an account, based on detailed analysis of the aging of the receivables, the creditworthiness of the Company’s customers, historical collection trends, and current and future expected economic trends.

2022 10-K Annual Report	Stericycle, Inc. • 42

Table of Contents	PART II
Accounts receivable written off in subsequent periods can differ from the allowance for doubtful accounts provided, but historically our provision has been adequate. Allowance for doubtful accounts was $53.3 million and $43.3 million as of December 31, 2022, and 2021, respectively.
Impairment of Goodwill and Intangible Assets
Determining the extent of impairment, if any, typically requires various estimates and assumptions including using management's judgment, cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. When necessary, the Company uses internal cash flow estimates, quoted market prices and appraisals as appropriate to determine fair value. Actual results could vary from these estimates. In addition, the remaining useful life of the impaired asset is revised, if necessary.
(For additional information, see Part II, Item 8. Financial Statements and Supplementary Data; Note 7 – Goodwill and Other Intangible Assets in the Consolidated Financial Statements).
Intangible Assets (indefinite-lived): Indefinite-lived intangibles consist primarily of permits and tradenames. Indefinite-lived intangibles are assessed for impairment annually, as of October 1, or more frequently if an event occurs or circumstances change and are not subject to amortization but are assessed for impairment in the same manner as goodwill. Indefinite lived intangibles may be assessed using either a qualitative or quantitative approach. The qualitative approach first determines if it is more-likely-than-not that the fair value of the asset is less than the carrying value. If no such determination is made, then the impairment test is complete. If, however, it is determined that there is a likely impairment, a quantitative assessment is performed. In the fourth quarter of 2022, we performed our annual impairment test on indefinite-lived intangibles, other than goodwill, using the qualitative approach for certain assets and the quantitative approach for the remaining assets. The calculated fair value of our indefinite-lived intangibles is based upon, among other things, certain assumptions about expected future operating performance, internal and external processing costs and an appropriate discount rate determined by management.
Future changes in our assumptions or the interrelationship of the assumptions described above may negatively impact future valuations that would require non-cash charges and may have a material effect on our financial condition and operating results.
Goodwill: Goodwill is assessed for impairment annually as of October 1, of each year, or more frequently if an event occurs or circumstances change that could reduce the value of a reporting unit below its carrying value.
We used a quantitative approach to assess goodwill for impairment. The fair value of each reporting unit is calculated using the income approach (including DCF) and validated using a market approach with the involvement of a third-party valuation specialist. Our reporting units are: Domestic RWCS, Domestic SID, Europe, Asia Pacific, Domestic CRS (divested in December 2022), Canada and Latin America (the last three reporting units have accumulated goodwill impairment balances equal to the goodwill gross balance, or net zero goodwill carrying value). The income approach uses expected future cash flows of each reporting unit and discounts those cash flows to present value. Expected future cash flows are calculated using management assumptions of growth rates, including long-term growth rates, capital expenditures and cost efficiencies. Future acquisitions or divestitures are not included in the expected future cash flows. We use a discount rate based on a calculated weighted average cost of capital which is adjusted for each of our reporting units based on size, country and company specific risk premiums. The market approach compares the valuation multiples of similar companies to that of the associated reporting unit. In addition, we analyze differences between the sum of the fair value of the reporting units and our total market capitalization for reasonableness, taking into account certain factors including control premiums.
The fair value is then compared to its carrying value including goodwill. If the fair value is in excess of its carrying value, the related goodwill is not impaired. If the fair value is less than its carrying value, we recognize an impairment charge in the amount that the carrying value exceeds the fair value but not to exceed the carrying value of any goodwill.
We performed our annual goodwill assessment as of October 1, 2022. As a result of this assessment, no goodwill impairment charges were recognized in 2022.
A measure of sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit's fair value exceeds its respective carrying value. As of the October 1, 2022 assessment, the estimated fair value of each reporting unit exceeded its carrying value by at least 36%, except for Asia Pacific. Asia Pacific estimated fair value exceeded its carrying value by 16% or $11.5 million. We performed sensitivity analysis on our estimated fair values, noting that a 50 basis point increase in the discount rate or a 50 basis point reduction in the long-term growth rate would not result in impairments for any of our reporting units.

2022 10-K Annual Report	Stericycle, Inc. • 43

Table of Contents	PART II
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
We evaluate the useful life of our intangible assets annually to determine whether events and circumstances warrant a revision to their remaining useful life and changes are reflected prospectively as the intangible asset is amortized over the revised remaining useful life. In the fourth quarter of 2022, we performed the annual assessment of the useful life of our finite-lived intangibles and made no changes.
Assets and Liabilities Held-for-Sale
We classify Long-lived assets or disposal groups as held-for-sale when management having the appropriate authority, generally our Board of Directors or certain of our executive officers, commits to a plan of sale, the disposal group is ready for immediate sale, an active program to locate a buyer has been initiated and the sale is probable and expected to be completed within one year. Once classified as held-for-sale disposal groups are valued at the lower of their carrying amount or fair value less estimated selling costs. Where the disposal group constitutes substantially all, generally more than 90% of the assets and liabilities of our operations in a foreign country, the balance in the cumulative currency translation adjustment associated with that country is included in the carrying value of the disposal group. If the carrying value, including any amount associated with the cumulative currency translation adjustment, exceeds the fair value less estimated selling costs, a held-for-sale impairment charge is recorded to reduce the carrying value.
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

2022 10-K Annual Report	Stericycle, Inc. • 44

Table of Contents	PART II
Consolidated Balance Sheets will ultimately be realized. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. At December 31, 2022, and 2021, our valuation allowances were $67.2 million and $61.4 million, respectively.
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2022, our estimated gross unrecognized tax benefits were $10.0 million, of which $8.2 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates.
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
Insured and Self-Insured Claims
The Company’s insurance for workers’ compensation, auto/fleet, general liability, property and employee-related health care benefits is obtained using high deductible insurance policies, if any, meaning that the Company has retained a significant portion of the risks related to the claims associated with these programs. The estimated exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on a calculation performed by a third-party actuarial specialist. We use a third party to track and evaluate actual claims experience and supply the data used in the semi-annual actuarial valuation. The actuarial-determined liability is calculated using the Company’s historical claims experience. The accruals for these liabilities could be revised if future occurrences or loss developments significantly differ from the assumptions used. Estimated recoveries associated with insured claims are recognized as assets when the receipt of such amounts is probable. At December 31, 2022, and 2021, we accrued $78.8 million and $84.1 million, respectively.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices, including SOP and diesel fuel, utilities, and foreign currency rates. We do not specifically hedge our exposure to these risks.
We are subject to market risks arising from changes in interest rates which relate primarily to our financing activities. We performed a sensitivity analysis to determine how market rate changes might affect the fair value of our market risk-sensitive debt instruments (variable rate debt) which in aggregate as of December 31, 2022, are 23% of total aggregate debt (including fixed- and variable-rate debt instruments). Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $3.5 million on a pre-tax basis.
We are subject to market risks arising from changes in the prices for commodities such as SOP pricing, diesel fuel and utilities. As the market prices for these commodities increase or decrease, our revenues, operating costs and margins may also increase or decrease. Variability in commodity prices can also impact the margins of our business which we attempt to mitigate through pricing levers and operating efficiencies.
We have exposure to foreign currency fluctuations. We have subsidiaries in 16 foreign countries whose revenues and expenses are denominated in local currency and who use local currency denominated lines of credit for their funding needs. We translate results of operations of our international operations using an average exchange rate. We have quantified and described the impact of foreign currency translation on our revenues. We estimate, that based upon the amounts reported by individual countries during the year ended December 31, 2022, and prevailing exchange rates at that date, a 1% devaluation of all the functional currencies of each of our foreign businesses would result in an immaterial change to Net income (loss) attributable to Stericycle, Inc. reported in our Consolidated Statements of Income (Loss).

2022 10-K Annual Report	Stericycle, Inc. • 45

Table of Contents	PART II
We have cumulative currency translation adjustment losses as of December 31, 2022, of approximately $276.9 million which are subject to continued fluctuations due to changes in foreign currency rates. In addition, to the extent that we sell substantially all of the operations within one country, similar to the transactions undertaken in Japan in 2021, we would be required to recognize, in the Consolidated Statements of Income (Loss), the accumulated currency translation losses or gains associated with that country's operations.
The U.K.’s Financial Conduct Authority, which regulates LIBOR, announced in 2017 that it intends to phase out LIBOR by the end of 2021. In 2022, the Federal Reserve announced that LIBOR will be phased out by December 31, 2024. The Company’s contracts with respect to its borrowings already contain comparable alternative reference rates that would automatically take effect upon the phasing out of LIBOR.

2022 10-K Annual Report	Stericycle, Inc. • 46

Table of Contents	PART II
Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Stericycle, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stericycle, Inc. (the Company) as of December 31, 2022, and 2021, the related consolidated statements of income (loss), comprehensive (loss) income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2023, expressed an unqualified opinion thereon.
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

2022 10-K Annual Report	Stericycle, Inc. • 47

Table of Contents	PART II

Valuation of Goodwill

Description of the Matter
At December 31, 2022, the Company’s goodwill was $2,784.9 million. As disclosed in Note 7 to the consolidated financial statements, goodwill is tested for impairment at the reporting unit level annually as of October 1, or more frequently, if a triggering event occurs. The Company determined no reporting unit’s carrying value was in excess of its respective fair value.
Auditing management’s goodwill impairment assessment was complex and highly judgmental due to the significant estimation required in determining the fair value of certain of the Company’s reporting units. In particular, the fair value estimates were sensitive to significant assumptions, such as discount rates, projections of revenue growth and EBITDA margins, which are affected by expectations about future market or economic conditions, particularly those in markets with challenging economic conditions.

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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1991.
Chicago, Illinois
February 23, 2023

2022 10-K Annual Report	Stericycle, Inc. • 48

Table of Contents	PART II
STERICYCLE, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

In millions, except per share data
	Year Ended December 31,
	2022	2021	2020
Revenues	$2,704.7	$2,646.9	$2,675.5
Cost of revenues	1,679.1	1,629.7	1,622.4
Gross profit	1,025.6	1,017.2	1,053.1
Selling, general and administrative expenses	887.5	946.6	897.6
Divestiture (gains) losses, net	(15.6)	(1.7)	123.6
Income from operations	153.7	72.3	31.9
Interest (expense) income, net	(75.5)	(71.9)	(81.9)
Other income (expense), net	0.7	0.3	(6.0)
Income (loss) before income taxes	78.9	0.7	(56.0)
Income tax (expense) benefit	(22.4)	(27.5)	0.1
Net income (loss)	56.5	(26.8)	(55.9)
Net income attributable to noncontrolling interests	(0.5)	(1.0)	(1.4)
Net income (loss) attributable to Stericycle, Inc. common shareholders	$56.0	$(27.8)	$(57.3)
Earnings (loss) per common share attributable to Stericycle, Inc. common shareholders:
Basic	$0.61	$(0.30)	$(0.63)
Diluted	$0.61	$(0.30)	$(0.63)
Weighted average number of common shares Outstanding:
Basic	92.1	91.8	91.5
Diluted	92.4	91.8	91.5
See accompanying Notes to Consolidated Financial Statements.

2022 10-K Annual Report	Stericycle, Inc. • 49

Table of Contents	PART II
STERICYCLE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE
(LOSS) INCOME

In millions
	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$56.5	$(26.8)	$(55.9)

Other comprehensive (loss) income:
Currency translation adjustments	(58.1)	(35.5)	44.0
Cumulative currency translation loss realized through disposition of Japan operations	—	3.8	—
Cumulative currency translation loss realized through disposition of Argentina operations	—	—	87.2
Total other comprehensive (loss) income	(58.1)	(31.7)	131.2

Comprehensive (loss) income	(1.6)	(58.5)	75.3
Less: comprehensive income attributable to noncontrolling interests	0.5	0.7	1.9
Comprehensive (loss) income attributable to Stericycle, Inc. common shareholders	$(2.1)	$(59.2)	$73.4
See accompanying Notes to Consolidated Financial Statements.

2022 10-K Annual Report	Stericycle, Inc. • 50

STERICYCLE, INC.
CONSOLIDATED BALANCE SHEETS

In millions, except per share data
	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$56.0	$55.6
Accounts receivable, less allowance for doubtful accounts of $53.3 in 2022 and $43.3 in 2021	414.5	420.4
Prepaid expenses	33.2	45.6
Other current assets	55.0	53.9
Total Current Assets	558.7	575.5
Property, plant and equipment, less accumulated depreciation of $657.7 in 2022 and $658.5 in 2021	715.7	711.0
Operating lease right-of-use assets	398.9	344.8
Goodwill	2,784.9	2,815.7
Intangible assets, less accumulated amortization of $823.3 in 2022 and $736.6 in 2021	811.1	964.5
Other assets	64.8	61.6
Total Assets	$5,334.1	$5,473.1
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$22.3	$19.9
Bank overdrafts	2.9	1.6
Accounts payable	213.5	218.9
Accrued liabilities	244.1	359.6
Operating lease liabilities	91.2	85.5
Other current liabilities	47.9	46.2
Total Current Liabilities	621.9	731.7
Long-term debt, net	1,484.0	1,589.8
Long-term operating lease liabilities	329.0	279.8
Deferred income taxes	427.0	411.0
Long-term tax payable	11.8	19.1
Other liabilities	35.9	38.9
Total Liabilities	2,909.6	3,070.3

Commitments and contingencies

EQUITY
Preferred stock (par value $0.01 per share, 1.0 shares authorized), mandatory convertible preferred stock, Series A, none issued and outstanding in 2022 and 2021	—	—
Common stock (par value $0.01 per share, 120.0 shares authorized, 92.2 and 91.9 issued and outstanding in 2022 and 2021, respectively)	0.9	0.9
Additional paid-in capital	1,285.4	1,261.8
Retained earnings	1,410.8	1,354.8
Accumulated other comprehensive loss	(276.9)	(218.8)
Total Stericycle, Inc.’s Equity	2,420.2	2,398.7
Noncontrolling interests	4.3	4.1
Total Equity	2,424.5	2,402.8
Total Liabilities and Equity	$5,334.1	$5,473.1
See accompanying Notes to Consolidated Financial Statements.

2022 10-K Annual Report	Stericycle, Inc. • 51

Table of Contents	PART II
STERICYCLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions
	Year Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES:
Net Income (loss)	$56.5	$(26.8)	$(55.9)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	108.5	106.0	108.6
Intangible amortization	124.0	117.9	124.9
Stock-based compensation expense	25.1	27.1	25.5
Deferred income taxes	20.6	29.7	32.6
Divestiture (gains) losses, net	(15.6)	(1.7)	123.6
Asset impairments, loss on disposal of property plant and equipment and other charges	5.7	6.7	18.3
Other, net	7.5	5.1	5.1
Changes in operating assets and liabilities:
Accounts receivable	(12.9)	(57.2)	27.4
Prepaid expenses	12.0	17.0	68.9
Accounts payable	(2.6)	29.7	(5.5)
Accrued liabilities	(92.7)	85.2	8.2
Other assets and liabilities	(35.9)	(35.6)	48.5
Net cash from operating activities	200.2	303.1	530.2
INVESTING ACTIVITIES:
Capital expenditures	(132.2)	(116.9)	(119.5)
Payment for acquisition	—	(10.5)	—
Proceeds from divestitures of businesses, net	46.7	35.0	498.9
Other, net	0.9	2.3	2.0
Net cash from investing activities	(84.6)	(90.1)	381.4
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(12.0)	(20.4)	(31.1)
Proceeds from foreign bank debt	1.6	—	1.8
Repayments of foreign bank debt	(1.8)	(29.6)	(10.7)
Repayments of term loan	—	(222.5)	(749.7)
Proceeds from senior debt	—	—	500.0
Proceeds from credit facility	1,368.8	1,495.0	1,210.6
Repayments of credit facility	(1,459.6)	(1,420.2)	(1,798.3)
Proceeds from bank overdrafts, net	1.4	1.9	(1.7)
Payments of finance lease obligations	(3.1)	(3.9)	(4.3)
Payments of debt issuance costs	(0.4)	(3.9)	(7.3)
Proceeds from issuance of common stock, net of (payments of) taxes from withheld shares	(5.6)	(3.4)	(0.4)
Payments to noncontrolling interests	(0.3)	(0.9)	(1.4)
Net cash from financing activities	(111.0)	(207.9)	(892.5)
Effect of exchange rate changes on cash and cash equivalents	(4.2)	(2.8)	(0.5)
Net change in cash and cash equivalents	0.4	2.3	18.6
Cash and cash equivalents at beginning of year	55.6	53.3	34.7
Cash and cash equivalents at end of year	$56.0	$55.6	$53.3

SUPPLEMENTAL CASH FLOW INFORMATION:
Net issuances of obligations for acquisition	$—	$32.9	$—
Capital expenditures in accounts payable	$30.2	$22.2	$11.7
Interest paid, net of capitalized interest	$72.6	$57.0	$75.5
Income taxes refunded	$(1.1)	$(7.8)	$(83.7)
See accompanying Notes to Consolidated Financial Statements.

2022 10-K Annual Report	Stericycle, Inc. • 52

Table of Contents	PART II
STERICYCLE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of January 1, 2020	91.2	$0.9	$1,205.7	$1,442.4	$(318.1)	$3.8	$2,334.7
Net loss	—	—	—	(57.3)	—	1.4	(55.9)
Currency translation adjustment	—	—	—	—	43.5	0.5	44.0
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.4	—	2.8	—	—	—	2.8
Cumulative currency translation loss realized through disposition of Argentina operations	—	—	—	—	87.2	—	87.2
Stock compensation expense	—	—	25.5	—	—	—	25.5
Change in accounting principle	—	—	—	(2.5)	—	—	(2.5)
Changes to noncontrolling interest	—	—	—	—	—	(1.4)	(1.4)
Balance as of December 31, 2020	91.6	0.9	1,234.0	1,382.6	(187.4)	4.3	2,434.4
Net loss	—	—	—	(27.8)	—	1.0	(26.8)
Currency translation adjustment	—	—	—	—	(35.2)	(0.3)	(35.5)
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.3	—	0.7	—	—	—	0.7
Cumulative currency translation loss realized through disposition of Japan operations	—	—	—	—	3.8	—	3.8
Stock compensation expense	—	—	27.1	—	—	—	27.1
Changes to noncontrolling interest	—	—	—	—	—	(0.9)	(0.9)
Balance as of December 31, 2021	91.9	0.9	1,261.8	1,354.8	(218.8)	4.1	2,402.8
Net Income	—	—	—	56.0	—	0.5	56.5
Currency translation adjustment	—	—	—	—	(58.1)	—	(58.1)
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.3	—	(1.5)	—	—	—	(1.5)
Stock compensation expense	—	—	25.1	—	—	—	25.1
Changes to noncontrolling interest	—	—	—	—	—	(0.3)	(0.3)
Balance as of December 31, 2022	92.2	$0.9	$1,285.4	$1,410.8	$(276.9)	$4.3	$2,424.5
See accompanying Notes to Consolidated Financial Statements.

2022 10-K Annual Report	Stericycle, Inc. • 53

Table of Contents	PART II
STERICYCLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data and unless otherwise indicated)
Unless the context requires otherwise, “Company”, “Stericycle”, “we”, “us”, or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.
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
The Company’s segments (see Note 17 – Segment Reporting) core focus is on Regulated Waste and Compliance Services and Secure Information Destruction Services, and it is a leading provider of these services in terms of both revenue and operational infrastructure.
Summary of Significant Accounting Policies
Basis of Presentation: The accompanying consolidated financial statements include the accounts of Stericycle, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company's consolidated financial statements were prepared in accordance with U.S. GAAP and include the assets, liabilities, revenue and expenses of all wholly-owned subsidiaries and majority-owned subsidiaries over which the Company exercises control. Outside stockholders' interests in subsidiaries are shown on the consolidated financial statements as “Noncontrolling interests”.
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
The Company provides RWCS, which provide collection and processing of regulated and specialized waste, including medical, pharmaceutical and hazardous waste, for disposal and compliance programs and SID services, which provide for the collection of personal and confidential information for secure destruction and recycling of shredded paper.
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

2022 10-K Annual Report	Stericycle, Inc. • 54

Table of Contents	PART II
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
No single customer accounted for more than 1.9% of the Company’s accounts receivable or approximately 1.6% of total revenues.
The changes in allowance for doubtful accounts were reported as follows:

In millions
	Year Ended December 31,
	2022	2021	2020
Balances at beginning of year	$43.3	$56.2	$67.9
Bad debt expense, net of recoveries	24.4	9.0	21.7
Write-offs	(15.3)	(20.2)	(24.2)
Other changes (1)	0.9	(1.7)	(9.2)
Balances at end of year	$53.3	$43.3	$56.2
(1)Amounts consist primarily of currency translation adjustments, and $0.7 million and $9.3 million relating to divestitures undertaken during 2021 and 2020, respectively. Additionally, 2020 amount includes impact of adoption of a new accounting standard.
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
Capitalized Interest: The Company capitalizes interest incurred associated with projects under construction for the duration of the asset construction period. During the years ended December 31, 2022, 2021, and 2020, the Company capitalized interest of $1.3 million, $0.8 million, and $1.8 million, respectively.
Goodwill and Other Identifiable Intangible Assets: Goodwill represents the excess of the purchase price over the fair value assigned the net tangible and identifiable intangible assets of businesses acquired.

2022 10-K Annual Report	Stericycle, Inc. • 55

Table of Contents	PART II
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
Finite-lived intangible assets are amortized over their estimated useful lives using the straight-line method with each category having weighted average remaining useful lives as follows:

In years
	Estimated Useful Lives	Weighted Average Remaining Useful Lives
Customer relationships	10-25	5.8
Covenants not-to-compete	5	0.4
Operating permits	1-2	0.5
Tradenames	20-40	22.7
Landfill air rights	5-10	2.4
The useful life of intangible assets is assessed annually, or more frequently if an event occurs or circumstances change, to determine whether a revision to their remaining useful life is warranted. If required, changes are reflected prospectively as the intangible asset is amortized over the revised remaining useful life. In the fourth quarter of 2022, we performed the annual assessment of the useful life of our finite-lived intangibles and made no changes.
Impairment of Long-Lived Assets:
Property, Plant, and Equipment and Intangible Assets (definite-lives), Net: Long-lived assets, such as property, plant and equipment and amortizing intangible assets are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of assets with definite-lives is generally determined by comparing projected undiscounted cash flows expected to be generated by the asset, or asset groups, to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted basis, an impairment is recognized to the extent fair value exceeds carrying value. Determining the extent of impairment, if any, typically requires various estimates and assumptions including cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. When necessary, the Company uses internal cash flow estimates, quoted market prices and appraisals, as appropriate, to determine fair value. Actual results could vary from these estimates. In addition, the remaining useful life of the impaired asset is revised, if necessary.
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
The Company uses a quantitative approach to assess goodwill for impairment. The fair value of each reporting unit is calculated using the income approach (including DCF) and validated using a market approach with the involvement of a third-party valuation specialist. The Company's reporting units are: Domestic RWCS, Domestic SID, Canada, Europe, Asia Pacific and Latin America. The income approach uses expected future cash flows of each reporting unit and discounts those cash flows to present value. Expected future cash flows are estimated using management assumptions of growth rates, including long-term growth rates, capital expenditures and cost efficiencies. Future acquisitions or divestitures are not included in the expected future cash flows. The Company uses a discount rate based on a calculated weighted average cost of capital which is adjusted for each of its reporting units based on size, country and company specific risk premiums. The market approach compares the valuation multiples of similar companies to that of the associated reporting unit. The Company then reconciles the calculated fair values to its market capitalization. The fair value is then compared to its carrying value including goodwill. If the fair value is in excess of its carrying value, the related goodwill is not impaired. If the fair value is less

2022 10-K Annual Report	Stericycle, Inc. • 56

Table of Contents	PART II
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
Assets and Liabilities Held-for-Sale: Long-lived assets or disposal groups are classified as held-for-sale when management having the appropriate authority, generally the Company’s Board of Directors or certain of its executive officers, commits to a plan of sale, the disposal group is ready for immediate sale, an active program to locate a buyer has been initiated and the sale is probable and expected to be completed within one year. Once classified as held-for-sale, disposal groups are valued at the lower of their carrying amount or fair value less estimated selling costs. Where the disposal group constitutes substantially all of our operations of a foreign country, the balance in the cumulative translation adjustment associated with that country is included in the carrying value of the disposal group. If the carrying value, including any amount associated with the cumulative translation adjustment, exceeds the fair value less estimated selling costs a held-for-sale impairment charge is recorded to reduce the carrying value.
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
Stock-Based Compensation: The Company recognizes stock-based compensation expense based on the estimated grant-date fair value. Expense is generally recognized on a straight-line basis over the period during which awards are expected to vest, however, for certain awards expense may be accelerated. Certain awards provide for accelerated or continued vesting in certain circumstances as defined in the 2021 plan and related grant agreements, including upon death, disability, a change in control, termination in connection with a change in control

2022 10-K Annual Report	Stericycle, Inc. • 57

Table of Contents	PART II
and the retirement of employees who meet certain service and/or age requirements. The Company presents stock-based compensation expense within SG&A based on the classification of the respective employees' cash compensation. The Company records forfeitures as they occur.
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
Asset Retirement Obligations: The Company establishes assets and liabilities for the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease. Such assets are amortized over the lease term and the recognized liabilities are accreted to the future value of the estimated retirement costs. The related amortization and accretion expenses are presented within COR if the leased asset is used in the delivery of the Company’s services and the remaining expenses are presented within SG&A on the Consolidated Statements of Income (Loss).
Foreign Currency: Assets and liabilities of foreign affiliates that use the local currency as their functional currency are translated at the exchange rate on the last day of the accounting period and income statement accounts are translated at the average rates during the period. Related translation adjustments are reported as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions that are denominated in currencies other than the entity’s functional currency, including foreign currency gains and losses on intercompany balances that are not of a long-term investment nature, are included within Other income (expense), net, on the Consolidated Statements of Income (Loss).

2022 10-K Annual Report	Stericycle, Inc. • 58

Table of Contents	PART II
Recently Adopted Accounting Standards
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 attempts to simplify aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 was effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. The Company adopted ASU 2019-12 on January 1, 2021, and there was no material impact on the Company’s Consolidated Financial Statements.
Financial Instrument Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) associated with the measurement of credit losses on financial instruments. ASU 2016-13 replaces the prior incurred loss impairment methodology of recognizing credit losses when a loss was probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. The amended guidance was effective for the Company on January 1, 2020. The Company recognized a net decrease to Retained earnings in the Consolidated Financial Statements of $2.5 million as of January 1, 2020, for the cumulative effect of adopting ASU 2016-13.
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
NOTE 2 – REVENUES FROM CONTRACTS WITH CUSTOMERS

The Company provides RWCS, which provide collection and processing of regulated and specialized waste, including medical, pharmaceutical and hazardous waste, for disposal and compliance programs and SID services, which provide for the collection of personal and confidential information for secure destruction and recycling of shredded paper.
The Company’s customers typically enter into a contract for the provision of services on a regular and scheduled basis, e.g., weekly, monthly or on an as needed basis over the contract term, e.g. one-time service. Under the contract terms, the Company receives fees based on a monthly, quarterly or annual rate and/or fees based on contractual rates depending upon measures including the volume, weight, and type of waste, number and size of containers collected, and weight and type of shredded paper.
Amounts are invoiced based on the terms of the underlying contract either on a regular basis, e.g., monthly or quarterly, or as services are performed and are generally due within a short period of time after invoicing based upon normal terms and conditions for our business type and the geography of the services performed.

2022 10-K Annual Report	Stericycle, Inc. • 59

Table of Contents	PART II
Disaggregation of Revenue
The following table presents revenues disaggregated by service and reportable segments:

In millions
	Year Ended Year Ended December 31,
	2022	2021	2020
Revenue by Service
Regulated Waste and Compliance Services	$1,798.2	$1,854.0	$1,930.2
Secure Information Destruction Services	906.5	792.9	745.3
Total Revenues	$2,704.7	$2,646.9	$2,675.5
North America
Regulated Waste and Compliance Services	$1,468.8	$1,457.5	$1,541.9
Secure Information Destruction Services	794.3	679.0	647.3
Total North America Segment	$2,263.1	$2,136.5	$2,189.2
International
Regulated Waste and Compliance Services	$329.4	$396.5	$388.3
Secure Information Destruction Services	112.2	113.9	98.0
Total International Segment	$441.6	$510.4	$486.3
Contract Liabilities
Contract liabilities at December 31, 2022, and 2021, were $7.9 million and $9.0 million, respectively. Substantially all of the contract liabilities as of December 31, 2022, are expected to be recognized in Revenues, as the amounts are earned, which will be over the next 12 months. Substantially all of the balance as of December 31, 2021, was recognized as revenue during the year ended December 31, 2022.
Contract Acquisition Costs
The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are deferred and amortized to SG&A over a weighted average estimated period of benefit of 6.5 years.
During the year ended December 31, 2022, 2021, and 2020 the Company amortized to SG&A $13.9 million, $12.7 million, and $10.6 million, respectively.
Total contract acquisition costs, net of accumulated amortization, were classified as follows:

In millions
	Year Ended December 31,
	2022	2021
Other current assets	$14.2	$12.4
Other assets	40.5	34.3
Total contract acquisition costs	$54.7	$46.7

NOTE 3 – ACQUISITION

During the year ended December 31, 2021, the Company acquired a midwest-based regulated waste business in North America. This acquisition is considered to be complementary to existing operations and aligns with the Company’s portfolio optimization strategy. The acquisition was accounted for as a business combination under the applicable guidance. There were no acquisitions in the years ended December 31, 2022, and 2020.
The results of operations of the acquired business have been included in the Consolidated Statements of Income (Loss) from the date of the acquisition. Pro forma results of operations for the acquisition were not presented because the pro forma effects were not material to the Company’s consolidated results.

2022 10-K Annual Report	Stericycle, Inc. • 60

Table of Contents	PART II
The following table summarizes the acquisition date fair value of consideration transferred for the acquisition completed:

In millions
Year Ended December 31,
2021
Cash	$10.5
Promissory notes	21.9
Deferred consideration	11.0
Total purchase price	$43.4
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
The following table summarizes the purchase price allocation for the acquisition:

In millions
Year Ended December 31,
2021
Fixed assets	$0.5
Intangibles	20.0
Goodwill	22.0
Other assets and liabilities, net	0.9
Total purchase price	$43.4
The customer relationships intangible has an estimated useful life of 15 years.
NOTE 4 – RESTRUCTURING, DIVESTITURES, AND ASSET IMPAIRMENTS

Restructuring – Operational Optimization
During the year ended December 31, 2020, the Company recognized $3.1 million of Operational Optimization costs within our International segment related to the discontinuation of a service line in the U.K.

2022 10-K Annual Report	Stericycle, Inc. • 61

Table of Contents	PART II
Divestitures
Stericycle recognized the following Divestiture (gains) losses, net in the Consolidated Statements of Income (Loss):

In millions
	Year Ended December 31,
	2022	2021	2020
North America Segment
Communication Solutions operations	$(15.6)	$—	$—
Canada Environmental Solutions operations	—	(12.6)	—
CRS businesses	—	—	(38.8)
Domestic Environmental Solutions operations	—	—	53.8
Total North America charges, net	(15.6)	(12.6)	15.0
International Segment
Japan RWCS operations	—	10.9	—
CRS business	—	—	(4.0)
Mexico RWCS operations	—	—	(4.9)
Chile RWCS operations	—	—	5.1
Argentina RWCS operations	—	—	112.4
Total International charges, net	—	10.9	108.6
Divestiture (gains) losses, net	$(15.6)	$(1.7)	$123.6
North America Segment Divestitures:
On December 1, 2022, we entered into an agreement and completed the sale of our Communication Solutions business for cash proceeds of approximately $45.0 million. The transaction resulted in a divestiture gain of $15.6 million. In connection with the closing, the Company entered into certain additional ancillary agreements including a TSA, for up to 12 months. The Company allocated and deferred $1.4 million of the proceeds, which will be recognized over the duration of the TSA period offsetting the expenses incurred to deliver the TSA services that are not reimbursed by the buyer.
On December 1, 2021, the Company completed the sale of its Environmental Solutions operations in Canada for cash proceeds of $24.4 million pursuant to an agreement entered into in November 2021. The transaction resulted in a fourth quarter divestiture gain of $12.6 million. In connection with the closing, the Company entered into certain additional ancillary agreements, including a TSA, for up to 12 months.
On December 1, 2020, the Company entered into an agreement and completed the sale of the Company's global product recall business (Expert Solutions) for cash proceeds of $78.0 million. The Company recognized a divestiture gain of $38.8 million in North America and $4.0 million in International. In connection with the closing, the Company entered into certain additional ancillary agreements, including a TSA for up to 12 months.
On April 6, 2020, the Company completed the sale of all of the outstanding equity interests of its U.S. Environmental Solutions business for cash proceeds of $462.5 million, pursuant to the Purchase Agreement, dated February 6, 2020. The Purchase Agreement provided for the divestiture of the Company’s U.S. Environmental Solutions business, exclusive of the Company’s healthcare hazardous waste services and unused consumer pharmaceutical take-back services. The U.S. Environmental Solutions business generated revenue in 2019 of $559.6 million, including approximately $100.0 million related to the Retained Business, which is included in the RWCS revenue category within our North America segment. In connection with the Purchase Agreement, the Company entered into an HSA and TSA with the Buyer for a period of 7 years and 6 months, respectively. The Company allocated and deferred a portion of the Transaction proceeds, $17.7 million related to the HSA and $1.5 million related to the TSA, which will be recognized over the applicable duration of the HSA and TSA periods, subject to specific agreement provisions, thereby offsetting the expenses incurred to deliver the respective services. The allocated proceeds are reflected as an operating cash flow on the Consolidated Statement of Cash Flows, as they are advances received for services to be provided prospectively. In aggregate, the Company recognized impairment charges and subsequent loss on disposal of $53.8 million. Further, the Company released a $1.7 million benefit associated with contingent consideration related to a prior acquisition agreement connected with the divested business (Fair value - Level 3) that is reported in SG&A in the Company’s Consolidated Statements of Income (Loss).

2022 10-K Annual Report	Stericycle, Inc. • 62

Table of Contents	PART II
International Segment Divestitures:
On January 19, 2023, the Company exited its International container manufacturing operations, for cash proceeds of approximately $2.2 million. In connection with the transaction, the Company entered into certain additional ancillary agreements, including an exclusive two-year supply agreement for containers.
On September 1, 2021, the Company completed the sale of its RWCS operations in Japan for cash proceeds of approximately $11.3 million. The transaction resulted in a third quarter divestiture loss of $10.9 million, of which $3.8 million related to the reclassification of accumulated currency translation adjustments to earnings.
In December 2020, the Company recognized a $4.9 million gain related to a divestiture of a subsidiary in Mexico, and a $5.1 million charge associated with the divested business in Chile which occurred in 2019, (see Note 12 – Commitments and Contingencies).
In August 2020, the Company entered into an agreement and completed the sale of its RWCS operations in Argentina for cash proceeds of approximately $3.9 million. The transaction resulted in a loss on disposal of $112.4 million, of which $87.2 million related to the balance of cumulative currency translation adjustment.
Asset Impairments:

In millions
	Year Ended December 31,
	2022	2021	2020
North America
Operational Optimization - SG&A	$—	$—	$—
Asset Impairment - COR	—	—	6.1
Asset Impairment - SG&A	5.5	2.1	4.2
Total North America Segment	$5.5	$2.1	$10.3
International
Operational Optimization - SG&A	$—	$—	$2.8
Asset Impairment - COR	—	—	0.7
Asset Impairment - SG&A	—	4.6	4.5
Total International Segment	$—	$4.6	$8.0
Asset impairments for the year ended December 31, 2022, include charges associated with exiting certain North America office facilities in the U.S. Asset impairments for the year ended December 31, 2021, include charges in International associated with certain customer relationship intangibles in Romania and in North America includes charges associated with a Canada site exit. Asset impairments for the year ended December 31, 2020, include charges in North America associated with rationalization of software application assets and intangible assets as a result of a discontinuation of a certain service line, and International includes charges associated with certain property, plant and equipment assets and permits primarily in the U.K.
Operational optimization related impairments are associated with the Company's actions to reduce operating costs and optimize operations. In the year ended December 31, 2020, International includes charges primarily related to the discontinuation of a service line in the U.K.

2022 10-K Annual Report	Stericycle, Inc. • 63

Table of Contents	PART II
NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

In millions
	December 31,
	2022	2021
Land and improvements	$50.7	$42.4
Building and improvements	235.7	219.7
Machinery and equipment	325.9	318.0
Fleet vehicles	119.3	142.0
Containers	276.4	255.5
Office equipment and furniture	41.0	51.0
Software and Enterprise Resource Planning system	253.1	266.3
Construction in progress	71.3	74.6
Total property, plant and equipment	1,373.4	1,369.5
Less: accumulated depreciation	(657.7)	(658.5)
Property, plant and equipment, net	$715.7	$711.0
NOTE 6 – LEASES

The Company has operating leases for fleet vehicles, transfer sites, processing facilities, corporate and regional offices, and certain equipment.
The components of net lease cost were as follows:

In millions
	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$110.8	$108.2	$114.2
Finance lease cost:
Amortization of leased assets	3.2	3.4	4.7
Interest on lease liabilities	1.0	1.1	1.9
Net lease cost	$115.0	$112.7	$120.8
Short-term lease costs were $25.6 million for the year ended December 31, 2022. Variable lease cost and sublease income were not material during the years ended December 31, 2022, and 2021.
Supplemental cash flow information related to leases were as follows:

In millions
	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$109.7	$107.1	$117.1
Operating cash flows from finance leases (interest)	1.1	1.1	1.9
Financing cash flows from finance leases (principal)	3.1	3.9	4.3

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	165.2	96.8	79.8
Finance leases	—	0.5	1.1
Finance lease assets, net of accumulated amortization, were $14.0 million and $19.5 million as of December 31, 2022, and 2021, respectively, and are included in Property, Plant and Equipment, net on the Consolidated Balance Sheet.

2022 10-K Annual Report	Stericycle, Inc. • 64

Table of Contents	PART II
Information regarding lease terms and discount rates were as follows:

In millions
	December 31,
	2022	2021
Weighted average remaining lease term (years):
Operating leases	5.7	5.9
Finance leases	15.6	14.4
Weighted average discount rate:
Operating leases	5.5%	4.2%
Finance leases	5.3%	5.2%
Maturities of lease liabilities as of December 31, 2022, were as follows:

In millions
	Operating Leases	Finance Leases
2023	$110.1	$3.9
2024	99.8	2.7
2025	78.9	2.5
2026	57.7	2.2
2027	45.2	1.9
Thereafter	97.4	18.0
Total lease payments	489.1	31.2
Less: Interest	68.9	13.0
Present value of lease liabilities	$420.2	$18.2

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:
The changes in the carrying amount of goodwill were as follows:

In millions
	North America	International	Total
Balance as of December 31, 2020	$2,448.8	$370.5	$2,819.3
Acquisition	22.0	—	22.0
Divestitures	—	(6.0)	(6.0)
Changes due to foreign currency fluctuations and other	—	(19.6)	(19.6)
Balance as of December 31, 2021	2,470.8	344.9	2,815.7
Purchase accounting adjustments for prior year acquisition (Note 3)	1.7	—	1.7
Changes due to foreign currency fluctuations and other	—	(32.5)	(32.5)
Balance as of December 31, 2022	$2,472.5	$312.4	$2,784.9
Accumulated non-cash impairment charges by segment were as follows:

In millions
	December 31,
	2022	2021
North America	$134.8	$421.1
International	175.6	175.6
Total	$310.4	$596.7
Goodwill Impairment Assessment
The Company performed its annual goodwill impairment assessment as of October 1, 2022, 2021, and 2020, respectively, and determined no reporting units' carrying values were in excess of their estimated fair value.

2022 10-K Annual Report	Stericycle, Inc. • 65

Table of Contents	PART II
The fair value of reporting units, used in both the annual and any interim goodwill impairment assessments in 2022, 2021, and 2020, are classified as Level 3 measurements within the fair value hierarchy due to significant unobservable inputs such as discount rates, projections of revenue, cost of revenue and operating expense growth rates, long-term growth rates and income tax rates. The fair value methodology is described further in Note 1 – Basis of Presentation and Summary of Significant Accounting Policies.
Other Intangible Assets:
The values of other intangible assets were as follows:

In millions
	December 31,
	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Customer relationships	$1,242.2	$807.6	$434.6	$1,297.6	$722.9	$574.7
Covenants not-to-compete	2.6	2.6	—	3.5	3.2	0.3
Operating permits	12.3	11.9	0.4	12.1	8.5	3.6
Tradenames	1.1	0.6	0.5	3.6	1.4	2.2
Other	1.8	0.6	1.2	0.6	0.6	—
Indefinite-lived intangibles:
Operating permits	67.2	—	67.2	70.0	—	70.0
Tradenames	307.2	—	307.2	313.7	—	313.7
Total	$1,634.4	$823.3	$811.1	$1,701.1	$736.6	$964.5
The changes in the carrying amount of intangible assets were as follows:

In millions
Total
Balance as of December 31, 2020	$1,087.4
Acquisition	20.0
Divestitures	(10.9)
Impairments	(4.6)
Amortization	(117.9)
Changes due to foreign currency fluctuations	(9.5)
Balance as of December 31, 2021	964.5
Purchase accounting adjustments for prior year acquisition (Note 3)	(2.5)
Acquisition	1.2
Divestitures	(12.6)
Impairments	—
Amortization	(124.0)
Changes due to foreign currency fluctuations	(15.5)
Balance as of December 31, 2022	$811.1
Our estimated intangible asset amortization expense for each of the next five years is as follows for the years ending December 31:

In millions
2023	$111.9
2024	109.7
2025	90.6
2026	30.2
2027	23.1

2022 10-K Annual Report	Stericycle, Inc. • 66

Table of Contents	PART II
NOTE 8 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

In millions
	2022	2021
Compensation	$65.0	$91.2
Self-insurance	78.8	84.1
Taxes	30.2	37.7
Interest	27.7	26.3
Professional fees	8.3	9.9
Disposal and landfill liabilities	2.0	2.9
Contingent liability	15.7	92.0
Other	16.4	15.5
Total accrued liabilities	$244.1	$359.6
NOTE 9 – DEBT

Long-term debt consisted of the following at December 31:

In millions
	2022	2021
$1.2 billion Credit Facility, due in 2026	$154.1	$247.0
$200 million term loan, due in 2026	200.0	200.0
$600 million Senior Notes, due in 2024	600.0	600.0
$500 million Senior Notes, due in 2029	500.0	500.0
Promissory notes and deferred consideration, weighted average maturity of 3.4 years and 3.7 years for 2022 and 2021, respectively (Note 4)	44.7	54.6
Foreign bank debt, weighted average maturity of 5.0 years for 2022 and 6.0 years for 2021	0.4	0.7
Obligations under finance leases (Note 6)	18.2	21.4
Total debt	1,517.4	1,623.7
Less: current portion of total debt	22.3	19.9
Less: unamortized debt issuance costs	11.1	14.0
Long-term portion of total debt	$1,484.0	$1,589.8
Credit Agreement
The Company renewed its Credit Agreement, dated as of September 30, 2021, that amended and extended its previous credit agreement dated November 17, 2017. The Credit Agreement provides for a term loan facility under which the Company has outstanding term loans in an aggregate principal amount of $200.0 million and a revolving credit facility of $1.2 billion. The Term Loan and the Credit Facility will mature on September 30, 2026. If the Company's 2024 Senior Notes are still outstanding 91 days prior to their respective maturity date (the “Springing Maturity Date”), then the Credit Agreement maturity date will be the Springing Maturity Date. The proceeds of the Term Loan Facility and loans under the Revolving Credit Facility were used to refinance the loans and other credit extensions that were made under the previous credit agreement. In the year ended December 31, 2021, in connection with the Credit Agreement, the Company incurred issuance costs of $4.1 million, of which $0.2 million was charged to Interest expense, net. The remainder was capitalized as unamortized debt issuance costs and is being amortized to Interest expense, net over the remaining term of the Credit Agreement. A portion, $0.5 million, of unamortized debt issuance costs associated with the previous credit agreement was charged to Interest expense, net.
The obligations under the Credit Agreement are secured by substantially all of the assets of the Company and all of its material domestic subsidiaries and are guaranteed by certain subsidiaries of the Company, excluding certain excluded subsidiaries pursuant to the Credit Agreement.
The Credit Agreement contains a financial covenant requiring maintenance of a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 as of the end of any fiscal quarter. The Credit Agreement contains a financial covenant requiring maintenance of a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) of 4.25 to 1.00 in any fiscal quarter ending before September 30, 2022 and 4.00 to

2022 10-K Annual Report	Stericycle, Inc. • 67

Table of Contents	PART II
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
First Amendment
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
As of December 31, 2022, the Company was in compliance with its financial covenants. The Credit Agreement Defined Debt Leverage Ratio was 3.28 to 1.00, which was below the allowed maximum ratio of 4.00 to 1.00 as set forth in the Credit Agreement.
The Applicable Interest Rate for loans depends on the Consolidated Leverage Ratio for the Company. The tiered pricing is based on the leverage grid provided in the Credit Agreement. Based on the then current Consolidated Leverage Ratio, the initial pricing under the Credit Agreement was set at an Applicable Rate of 1.3% for Eurocurrency Rate/SONIA Daily Rate Loans and 0.3% for Base Rate Loans, and the facility fee is set at a rate of 0.2% times the actual daily amount of the Revolving Credit Facility regardless of usage.
The weighted average interest rates on long-term debt, excluding finance leases were as follows:

	December 31,
	2022	2021
$1.2 billion Credit Facility, due in 2026 (variable rate)	5.92%	1.76%
$200 million term loan, due in 2026 (variable rate)	5.88%	1.40%
$600 million Senior Notes, due in 2024 (fixed rate)	5.38%	5.38%
$500 million Senior Notes, due in 2029 (fixed rate)	3.88%	3.88%
Promissory notes and deferred consideration (fixed rate)	3.49%	3.19%
Foreign bank debt (fixed rate)	9.80%	9.80%
Senior Notes
On November 24, 2020, the Company issued $500.0 million at par of aggregate principal amount of Senior Notes, due January 2029, which are unsecured and bear interest at 3.88% per annum, payable on January 15 and July 15 of each year (the “2020 Senior Notes”). The 2020 Senior Notes are fully and unconditionally guaranteed by each of the issuer’s current and, subject to certain exceptions, future domestic subsidiaries that guarantee the issuer’s senior credit facility, term loan facility, or certain other debt of the issuer or the subsidiary guarantors.
The 2020 Senior Notes will be redeemable, in whole or in part, at any time, and from time to time, on or after November 15, 2023, at the redemption prices specified under “Description of Notes—Optional Redemption”, plus accrued and unpaid interest, if any, to, but excluding, such redemption date. At any time and from time to time prior to November 15, 2023, the notes may be redeemed, in whole or in part, at a redemption price of 100% of the principal amount thereof, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, the issuer may redeem up to 40% of the notes at any time and from time to time before November 15, 2023, with the net cash proceeds from certain equity offerings at a redemption price equal to 103.88%, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
In connection with the issuance of the 2020 Senior Notes, the Company incurred $5.8 million of direct issuance costs, which have been capitalized in unamortized debt issuance costs and are being amortized to Interest expense, net over the term of the 2020 Senior Notes.
During 2019, the Company issued $600.0 million at par of aggregate principal amount of Senior Notes, due July 2024, which are unsecured and bear interest at 5.38% per annum, payable on January 15 and July 15 of each year (the “2019 Senior Notes”). The 2019 Senior Notes are fully and unconditionally guaranteed by each of the

2022 10-K Annual Report	Stericycle, Inc. • 68

Table of Contents	PART II
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
Other Matters
Amounts committed to outstanding letters of credit and the unused portion of our Senior Credit Facility were as follows:

In millions
	December 31,
	2022	2021
Outstanding stand-by letters of credit under Senior Credit Facility	$60.1	$71.4
Unused portion of the Revolving Credit Facility	985.7	881.5
Payments due on long-term debt, excluding finance lease obligations, during each of the five years subsequent to December 31, 2022, are as follows:

In millions
2023	$19.4
2024	617.2
2025	12.9
2026	349.1
2027	0.5
Thereafter	500.0
Total	$1,499.1
NOTE 10 – INCOME TAXES

The U.S. and International components of income (loss) before income taxes consisted of the following:

In millions
	Year Ended December 31,
	2022	2021	2020
U.S.	$84.6	$(14.0)	$65.6
International	(5.7)	14.7	(121.6)
Total income (loss) before income taxes	$78.9	$0.7	$(56.0)

2022 10-K Annual Report	Stericycle, Inc. • 69

Table of Contents	PART II
Significant components of the Company’s income tax (expense) benefit are as follows:

In millions
	Year Ended December 31,
	2022	2021	2020
Current
U.S. - federal	$8.1	$4.9	$108.3
U.S. - state and local	(2.3)	(1.4)	(2.9)
International	(4.6)	(6.4)	(6.0)
	1.2	(2.9)	99.4
Deferred
U.S. - federal	(23.7)	(17.0)	(85.9)
U.S. - state and local	(1.9)	(4.6)	(13.7)
International	2.0	(3.0)	0.3
	(23.6)	(24.6)	(99.3)
Total (expense) benefit	$(22.4)	$(27.5)	$0.1
A reconciliation of the income tax provision computed at the U.S. federal statutory rate to the effective tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Effect of:
State and local taxes, net of federal tax effect	1.9%	204.2%	(15.1%)
International tax rates	(4.2%)	(864.4%)	10.9%
FCPA Settlement accrual and other penalty matters	3.2%	3,118.2%	—%
CARES Act and other tax matters	—%	(268.4%)	79.2%
Valuation allowance	11.0%	1,727.9%	(26.5%)
Divestitures	(0.8%)	(708.4%)	(62.7%)
Stock-based compensation and executive compensation disallowance	9.4%	908.6%	(11.9%)
Statute of limitations lapses	(13.0%)	(584.7%)	12.6%
Other	(0.1%)	275.0%	(7.3%)
Effective tax rate	28.4%	3,829.0%	0.2%
Deferred tax liabilities and assets were as follows:

In millions
	December 31,
	2022	2021
Deferred tax liabilities:
Property, plant and equipment	$(94.4)	$(87.2)
Goodwill and intangibles	(400.6)	(394.4)
Leases - right of use asset	(94.8)	(89.9)
Other	(17.3)	(15.7)
Total deferred tax liabilities	(607.1)	(587.2)
Deferred tax assets:
Accrued liabilities	59.5	58.6
Leases - right of use liability	100.2	95.1
Net operating tax loss carry-forwards	63.4	73.4
Interest expense carry-forward	23.4	15.3
Other	14.0	11.7
Less: valuation allowance	(67.2)	(61.4)
Total deferred tax assets	193.3	192.7
Net deferred tax liabilities	$(413.8)	$(394.5)
The valuation allowance increased $5.8 million, during the year ended December 31, 2022, primarily due to non-benefited international losses.

2022 10-K Annual Report	Stericycle, Inc. • 70

Table of Contents	PART II
In 2020, in response to the pandemic, the President signed into law the CARES Act, which was a substantial tax-and-spending package. As a result of the corresponding legislative changes, in 2020, we recognized a $44.4 million tax benefit related to our ability to carryback net operating losses to prior years that had higher tax rates. The Company received related cash refunds of $112.2 million during 2020, and $1.0 million during 2021. Other tax provisions and stimulus measures have been enacted by U.S. and international jurisdictions, either before or after December 31, 2022, which the Company continues to evaluate and apply, as applicable.
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
Subsequently in 2020, the Company amended the 2018 tax return to reduce the Section 1341 benefit as a result of discussions with the IRS as part of the PFA program. Consequently, the remaining long-term receivable established for the Section 1341 claim and the corresponding uncertain tax position were reclassified to a current income tax receivable and current income tax liability, respectively. In 2021, the Company was advised that the IRS completed its review of the 2018 tax return and took no exception to the originally recorded Section 1341 benefit. Consequently, the Company recorded a tax benefit of approximately $5.5 million in 2021, associated with the Section 1341 claim and received the related refund in 2021.
As of December 31, 2022, the Company plans to repatriate any undistributed earnings of its first-tier international subsidiaries back to the U.S. only to the extent that they were previously taxed under the Tax Act, and future repatriations may take the form of distributions from previously taxed earnings and profits and/or return of capital distributions. All other undistributed earnings, to the extent there are any, will remain permanently reinvested to support existing working capital needs in the international subsidiaries. A withholding tax, unrealized foreign exchange gain, and state income tax accrual has been recorded, as applicable. The Company has not provided for deferred taxes on outside basis differences for investments in its international subsidiaries that are unrelated to unremitted earnings as these basis differences will be indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of outstanding basis difference is not practicable to calculate.
At December 31, 2022, the NOL carry-forwards from both international and U.S. operations are approximately $223.6 million and certain of these NOL carry-forwards begin to expire in 2023. The tax benefits of these NOLs are approximately $63.4 million at December 31, 2022, on which valuation allowances of $42.3 million were recognized offsetting such tax benefits. After the recognition of valuation allowances, the majority of the remaining NOLs are attributable to the Company’s U.S. operations.
The changes in the valuation allowance on deferred tax assets is as follows:

In millions
	Year Ended December 31,
	2022	2021	2020
Balances at beginning of period	$61.4	$52.0	$39.4
Additions Charged to Income Tax Expense(1)	6.8	10.5	17.8
Other Changes to Reserves (2)	(1.0)	(1.1)	(5.2)
Balances at end of period	$67.2	$61.4	$52.0
(1)2022 and 2021 amounts include valuation allowances on business operations (including the U.K., Brazil, and Spain). 2020 amount includes valuation allowances on business operations (including the U.K. and Brazil).
(2)2022, 2021 and 2020 amounts consist primarily of currency translation adjustments.
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

2022 10-K Annual Report	Stericycle, Inc. • 71

Table of Contents	PART II
presenting the accrual as a reduction of a deferred tax asset for a tax loss or tax credit carryforward, when such carryforward is available and permitted to be utilized to settle the tax liability.
The total amount of unrecognized tax benefit at December 31, 2022, is $10.0 million. The amount of uncertain tax positions that, if recognized, would affect the effective tax rate is approximately $8.2 million. We recognized interest and penalties related to income tax reserves as a benefit in the amount of $1.8 million, a charge of $0.4 million, and a benefit of $1.5 million for the years ended December 31, 2022, 2021, and 2020, respectively, as a component of income tax expense. It is reasonably possible that our unrecognized tax benefits will decrease by as much as $1.0 million to $5.0 million in the next 12 months primarily due to statute lapses and the progress of U.S. federal, state, and international audits.
The following table summarizes the aggregate changes in unrecognized tax benefits:

In millions
Unrecognized tax positions as of December 31, 2020	$24.3
Gross decreases - tax positions in prior periods	(5.7)
Gross increases - current period tax positions	5.3
Settlements	(0.2)
Lapse of statute of limitations	(4.0)
Unrecognized tax positions as of December 31, 2021	19.7
Gross decreases - tax positions in prior periods	(0.6)
Gross increases - current period tax positions	0.6
Settlements	(1.4)
Lapse of statute of limitations	(8.3)
Unrecognized tax positions as of December 31, 2022	$10.0
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
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The impact of our creditworthiness and non-performance risk has been considered in the fair value measurements noted below. There were no movements of items between fair value hierarchies in the years presented. The carrying values of certain financial instruments, primarily including cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, approximate their estimated fair values due to their short-term nature, and are within Level 1 of the fair value hierarchy.

2022 10-K Annual Report	Stericycle, Inc. • 72

Table of Contents	PART II
Our contingent consideration liabilities are reassessed at the end of every reporting period and are recorded using Level 3 inputs. The amounts are classified as either other current liabilities or other liabilities and are presented as follows as of December 31:

In millions
	2022	2021
Other current liabilities	$—	$—
Other liabilities	5.3	5.3
Total contingent consideration	$5.3	$5.3
Contingent consideration represents amounts expected to be paid as part of acquisition consideration only if certain future events occur. The Company arrives at the fair value of contingent consideration by applying a weighted probability of potential payment outcomes.
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as result of acquisitions, the classification of disposal groups as held-for-sale, or the re-measurement of assets resulting in impairment charges. See Note 3 – Acquisition, Note 4 – Restructuring, Divestitures, and Asset Impairments for further discussion. These nonrecurring fair values are generated principally using Level 3 inputs.
Fair Value of Debt: The estimated fair value of the Company’s debt obligations, using Level 2 inputs, compared to the carrying amount was as follows:

In billions
	December 31,
	2022	2021
Fair value of debt obligations	$1.43	$1.63
Carrying value of debt obligations	1.52	1.62
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
At December 31, 2022, and 2021, the total asset retirement obligation liabilities recognized were $18.8 million and $19.2 million, respectively and were included in Other long-term liabilities on the Consolidated Balance Sheets.
Letters of Credit, Surety Bonds and Bank Guarantees
As of December 31, 2022, and 2021, the Company had $60.1 million and $71.4 million, respectively, of stand-by letters of credit outstanding against our senior credit facility (see Note 9 – Debt). In addition, at December 31, 2022, and 2021, we had, $32.3 million and $32.5 million, respectively, of surety bonds and $18.5 million and $24.1 million, respectively, of bank guarantees. The bank guarantees are issued mostly by the Company’s international subsidiaries for various purposes, including leases, seller notes, contracts and permits. The surety bonds are used for performance and financial guarantees. Neither the bank guarantees nor the surety bonds affect the Company’s ability to use its various lines of credit.
Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction (see Note 4 – Restructuring, Divestitures, and Asset Impairments). If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various

2022 10-K Annual Report	Stericycle, Inc. • 73

Table of Contents	PART II
restrictions and limitations. Historically, we have not paid material amounts under these provisions and, as of December 31, 2022, these indemnifications obligations were not material.
NOTE 13 – RETIREMENT AND OTHER EMPLOYEE BENEFIT PROGRAMS

Defined Contribution Plans:
The Company has a 401(k) defined contribution retirement savings plan (the “Plan”) covering substantially all domestic employees. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. The Company may contribute up to 50% of compensation contributed to the Plan by each employee up to a maximum of $3,000 per annum. During the years ended December 31, 2022, 2021, and 2020, the Company's contributions were $10.0 million, $9.2 million and $8.7 million, respectively.
The Company also has several foreign defined contribution plans, which require the Company to contribute a percentage of the participating employee’s salary according to local regulations. During the years ended December 31, 2022, 2021, and 2020, the Company's total contributions were $4.4 million, $4.7 million and $4.6 million, respectively.
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
The following table outlines the Company’s participation in Multiemployer Pension Plans:

			Pension Protection Act Zone Status (1), (3)		FIP/RP Status (2)	Company Contributions (4) (in millions)		Expiration Date of Collective Bargaining Agreements
	Plan Employer ID Number	Plan #	2022	2021		2022	2021
Pension Plan Private Sanitation Union, Local 813 IBT	13-1975659	1	Red/ Critical	Red/ Critical	Implemented	$0.6	$0.6	various dates
Nurses And Local 813 IBT Retirement Plan	13-3628926	1	Green	Green	N/A	$0.1	$—	various dates
(1)Zone status is defined by the Department of Labor and the Pension Protection Act and represents the level at which the plan is funded. Plans in the red zone are less than 65% funded, while plans in the green zone are at least 80% funded. Status is based on information received from the Multiemployer Pension Plans and is certified by a Multiemployer Pension Plan actuary.
(2)The “FIP/RP Status” column indicates Multiemployer Pension Plans for which a Funding Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) has been implemented or is pending. The most recent Pension Protection Act zone status available in 2022 and 2021, is for the plans’ year-end December 31, 2021.
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

2022 10-K Annual Report	Stericycle, Inc. • 74

Table of Contents	PART II
(4)The Company was listed in the Form 5500 for the Pension Plan Private Sanitation Union Local 813 IBT as individually significant for contributing more than 5% of total contributions to such plan during the plan years ended December 31, 2021. At the date these financial statements were issued, Forms 5500 were not available for the Multiemployer Pension Plans for the year ended December 31, 2022.
NOTE 14 – STOCK BASED COMPENSATION

During the year ended December 31, 2022, the remaining shares authorized but not yet issued in all prior incentive stock plans became part of one plan: the 2021 Plan.
The 2021 Plan provides for the grant of ISOs, RSUs and PSUs intended to qualify under Section 422 of the Internal Revenue Code. The 2021 Plan authorizes awards to the Company’s officers, employees and consultants and to the Company’s directors. At December 31, 2022, the Company had reserved a total of 5,491,101 shares for issuance under its 2021 Plan.
The exercise price per share of an option granted under the 2021 Plan may not be less than the closing price of a share of the Company’s common stock on the date of grant. The maximum term of an option granted under the 2021 Plan may not exceed 8 or 10 years. New shares are issued upon exercise of stock options.
Employee Stock Purchase Plan:
In October 2000, our Board of Directors adopted the ESPP, which our stockholders approved in May 2001 and was made effective as of July 1, 2001. The ESPP authorizes 1,799,999 shares of our common stock, which substantially all U.S. employees may purchase through payroll deductions at a price equal to 85% of the fair market values of the stock as of the end of the 6 months offering period. An employee's payroll deductions and stock purchase, may not exceed $5,000 during any offering period. During 2022, 2021, and 2020, 98,521 shares, 73,471 shares and 70,120 shares, respectively, were issued through the ESPP. At December 31, 2022, we had 415,713 shares available for issuance under the ESPP plan.
Stock-Based Compensation Expense:
During 2022, there were no changes to our stock compensation plan or modifications to outstanding stock-based awards which would change the value of any awards outstanding.
The following table presents the total stock-based compensation expense classified in SG&A resulting from stock option awards, RSUs, PSUs and ESPP included in the Consolidated Statements of Income (Loss):

In millions
	Year Ended December 31,
	2022	2021	2020
Stock options	$0.8	$2.0	$3.2
RSUs	17.1	14.8	15.6
PSUs	6.5	9.6	5.9
ESPP	0.7	0.7	0.8
Total	$25.1	$27.1	$25.5
During the years ended December 31, 2022, 2021, and 2020, the impact of forfeitures was a reduction to expense of $2.4 million, $3.3 million, and $4.9 million, respectively.

2022 10-K Annual Report	Stericycle, Inc. • 75

Stock Options:
Options granted to non-employee directors vest in one year and options granted to officers and employees generally vest over five years. Expense related to options with graded vesting is recognized using the straight-line method over the vesting period.
Stock option activity is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding as of January 1, 2022	1,918,530	$96.25
Granted	—	$—
Exercised	(6,284)	$48.53
Forfeited	(3,274)	$60.76
Cancelled or expired	(740,302)	$99.43
Outstanding as of December 31, 2022	1,168,670	$94.61	2.01	$0.4
Exercisable as of December 31, 2022	1,123,409	$96.24	1.93	$0.4
At December 31, 2022, there was $0.4 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 0.8 years.
The following table sets forth the intrinsic value of options exercised:

In millions
	Year Ended December 31,
	2022	2021	2020
Total exercise intrinsic value of options exercised	$—	$1.1	$0.5
The exercise intrinsic value represents the total pre-tax intrinsic value (the difference between the fair value on the trading day the option was exercised and the exercise price associated with the respective option).
There were no stock options granted in the years ended December 31, 2022, 2021, and 2020.
Restricted Stock Units:
The fair value of RSUs is based on the closing price of the Company's common stock on the date of grant and is amortized to expense over the service period. RSUs vest at the end of three or five years. The 2021 Plan includes a share reserve for RSUs granted at a 1 - 1 ratio.
RSUs activity is as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in millions)
Non-vested as of January 1, 2022	556,322	$60.79
Granted	330,920	$56.15
Vested and Released	(250,064)	$59.49
Forfeited	(53,417)	$59.26
Non-vested as of December 31, 2022	583,761	$58.85	1.27	$29.1
At December 31, 2022, there was $16.0 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 1.27 years.
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
Our PSU program was expanded in 2020 to include employees in additional levels below executive officer. PSUs issued in 2020 and 2021 vest, or not, at the end of the three-year period following the grant date based on the

2022 10-K Annual Report	Stericycle, Inc. • 76

achievement of pre-determined annual earnings per share and annual return on invested capital performance goals as approved by the Compensation Committee (each metric is weighted at 50% of the whole). At the end of the three-year period, the results from each of the three years are averaged to calculate one achievement percentage number, and then a relative total shareholder return (rTSR) modifier is applied to that number in order to determine the final share amount, based on Stericycle’s stock’s market performance relative to performance of the S&P MidCap 400 Index. The modifier can adjust the final shares issued by applying a multiplier of 75% - 125%. We use the Monte Carlo simulation model to determine the fair value of PSU's, including the effect of the rTSR modifier, once the related performance criteria have been established. Beginning with the 2022 PSU awards, the three-year performance period and metrics remain the same. However, at the end of the three-year period, the results of each metric are evaluated against a pre-determined three-year target to calculate an achievement percentage. Evaluating performance of the two metrics over a three-year period replaced the method of averaging the performance of the two metrics each of the three years.
In addition, certain employees have been granted PSUs which vest, or not, in four equal annual installments based on the achievement of performance goals related to the ERP and system modernization, as approved by the Compensation Committee.
Compensation cost for the PSUs during the performance period is recognized based on the estimated achievement of the performance criteria, which is evaluated on a quarterly basis. Each of the PSU’s granted represent the right to receive one share of the Company’s common stock at a specified future date.
PSU activity is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2022	322,342	$57.79
Granted	151,123	$56.30
Vested and Released	(74,651)	$57.08
Forfeited	(15,574)	$57.75
Non-vested as of December 31, 2022	383,240	$56.32
The table above reflects the number of shares at target which could be earned upon vesting of the PSU’s for which performance goals have been established. At December 31, 2022, 36,945 additional PSUs exist, which will vest in tranches based upon achievement of performance goals to be established for fiscal year 2023.
The fair value of units (RSUs and PSUs) that vested during the years ended December 31, 2022, 2021, and 2020 was $18.0 million, $18.9 million, and $18.2 million, respectively.
NOTE 15 – EARNINGS (LOSS) PER COMMON SHARE

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
The following table shows the effect of stock-based awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

In millions, except per share data
	Year Ended December 31,
	2022	2021	2020
Weighted average common shares outstanding - basic	92.1	91.8	91.5
Incremental shares outstanding related to stock-based awards (1)	0.3	—	—
Weighted average common shares outstanding - diluted	92.4	91.8	91.5
(1)In periods of net loss, stock-based awards are anti-dilutive and therefore excluded from the earnings (loss) per share calculation.

2022 10-K Annual Report	Stericycle, Inc. • 77

Table of Contents	PART II
Anti-dilutive stock-based awards excluded from the computation of diluted earnings (loss) per share using the treasury stock method includes the following:

In thousands
	Year Ended December 31,
	2022	2021	2020
Option awards	1,241	1,897	3,017
RSU awards	45	63	4
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
NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the changes in the components of accumulated other comprehensive loss:

In millions
Accumulated Other Comprehensive Loss
Balance as of January 1, 2020	$(318.1)
Cumulative currency translation loss realized through disposition of Argentina operations	87.2
Year change - Cumulative currency translation	43.5
Balance as of December 31, 2020	(187.4)
Cumulative currency translation loss realized through disposition of Japan operations	3.8
Year change - Cumulative currency translation	(35.2)
Balance as of December 31, 2021	(218.8)
Year change - Cumulative currency translation	(58.1)
Balance as of December 31, 2022	$(276.9)
NOTE 17 – SEGMENT REPORTING

The Company evaluates, oversees and manages the financial performance of two operating and reportable segments – North America and International. Other includes costs related to corporate enabling and shared services functions, annual incentive compensation, and stock-based compensation.
The North America and International segments offer the following services: RWCS, which provide collection and processing of regulated and specialized waste, including medical (including reusable sharps disposal management services), pharmaceutical and hazardous waste, for disposal and compliance programs (under the Steri-Safe®, Clinical Services, First Practice Management, SeguriMed and EnviroAssure brand names) and SID Services, which provide for the collection of personal and confidential information for secure destruction and recycling of shredded paper.

2022 10-K Annual Report	Stericycle, Inc. • 78

Table of Contents	PART II
The following tables summarizes financial information for the Company's reportable segments:

In millions
	Year Ended December 31,
	2022	2021	2020
Revenues
North America	$2,263.1	$2,136.5	$2,189.2
International	441.6	510.4	486.3
Total	$2,704.7	$2,646.9	$2,675.5
Depreciation (1)
North America	$68.9	$73.5	$78.1
International	17.2	19.2	21.7
Other	22.4	12.7	6.8
Total	$108.5	$105.4	$106.6
Intangible Amortization
North America	$107.6	$95.8	$98.3
International	16.4	22.1	26.6
Total	$124.0	$117.9	$124.9
Adjusted Income from Operations
North America	$607.1	$587.6	$606.0
International	34.1	53.6	46.5
Other	(317.5)	(288.8)	(263.9)
Total	$323.7	$352.4	$388.6
Total Assets
North America	$4,300.8	$4,364.6	$4,377.5
International	785.0	876.4	946.0
Other	248.3	232.1	258.4
Total	$5,334.1	$5,473.1	$5,581.9
(1)Excludes depreciation of $0.6 million, and $2.0 million for the years ended December 31, 2021, and 2020, respectively, which is included as part of ERP and system modernization.
The following table reconciles the Company's primary measure of segment profitability, Adjusted Income from Operations, to Income from operations:

In millions
	Year Ended December 31,
	2022	2021	2020
Total Reportable Segment Adjusted Income from Operations	$323.7	$352.4	$388.6
Intangible Amortization	(124.0)	(117.9)	(124.9)
ERP and system modernization	(19.2)	(59.0)	(50.8)
Operational Optimization	—	—	(3.1)
Portfolio Optimization	8.7	(3.3)	(133.0)
Litigation, Settlements and Regulatory Compliance	(30.0)	(93.2)	(20.3)
Asset Impairments	(5.5)	(6.7)	(15.5)
Other	—	—	(9.1)
Income from operations	$153.7	$72.3	$31.9

2022 10-K Annual Report	Stericycle, Inc. • 79

Table of Contents	PART II
NOTE 18 – GEOGRAPHIC AREA

The following table presents consolidated revenues and long-lived assets by geographic region:

In millions
	Year Ended December 31,
	2022	2021	2020
Revenues
U.S.	$2,122.2	$1,995.2	$2,067.3
Europe	385.9	427.0	377.7
Other countries	196.6	224.7	230.5
Total	$2,704.7	$2,646.9	$2,675.5
Long-Lived and Indefinite-Lived Assets
U.S.	$3,996.8	$4,052.0	$4,086.0
Europe	523.5	589.2	632.5
Other countries	190.3	194.8	254.5
Total	$4,710.6	$4,836.0	$4,973.0
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
The parties reached a settlement agreement, as previously disclosed, which obtained court approval on March 8, 2018. Under the terms of the SQ Settlement, the Company admitted no fault or wrongdoing whatsoever, and it entered into the SQ Settlement to avoid the cost and uncertainty of litigation.

2022 10-K Annual Report	Stericycle, Inc. • 80

Table of Contents	PART II
Certain class members who have opted out of the SQ Settlement have filed lawsuits against the Company, and the Company is defending and intends to resolve those actions. The Company has made an accrual in respect of these collective matters consistent with its accrual policies described above, which is not material.
Government Investigations. On June 12, 2017, the SEC issued a subpoena to the Company, requesting documents and information relating to the Company’s compliance with the FCPA or other foreign or domestic anti-corruption laws with respect to certain of the Company’s operations in Latin America. In addition, the DOJ notified the Company that it was investigating this matter in parallel with the SEC. The Company has cooperated with these agencies and certain foreign authorities.
The Company has concluded settlements of these investigations with the DOJ, SEC, and various authorities in Brazil. In connection with these settlements, the Company entered into a deferred prosecution agreement (“DPA”) with the DOJ, under which the DOJ agreed to defer criminal prosecution of the Company for a period of three years for charges of conspiring to violate the anti-bribery and books and records provisions of the FCPA. If the Company remains in compliance with the DPA during its three-year term, the deferred charge against the Company will be dismissed with prejudice. Under the Company's settlement with the SEC, the Company entered into an administrative resolution with the SEC with respect to violations of the anti-bribery, books and records and internal controls provisions of the FCPA. The Company also agreed to pay fines, penalties and disgorgement to the DOJ, SEC and various Brazilian authorities in a total amount of $90.3 million. In the second and third quarters of 2022, the company paid $81.0 million of the settlement amounts to the DOJ, the SEC and the Brazilian authorities. In addition, under the settlements with the DOJ and with the SEC, the Company has engaged an independent compliance monitor for two years and will undertake compliance with self-reporting obligations for an additional year.
The Company has been informed by the office of the United States Attorney for the Southern District of New York (“SDNY”) that it has concluded its investigation into compliance with the False Claims Act (“FCA”) and is taking no action against the Company in connection with the FCA. The SDNY is continuing its investigation into the Company’s historical compliance with federal environmental statutes, including the Resource Conservation and Recovery Act, in connection with the collection, transportation and disposal of hazardous waste by the Company’s former Domestic Environmental Solutions business unit. The Company has also been informed that the State of California Department of Justice has concluded its investigation related to the Company’s collection, transportation, and disposal of waste generated by government customers in California and is taking no action against the Company. The Company is continuing to cooperate with the SDNY investigation. The Company has made an accrual in respect of this matter consistent with its accrual policies described above, which is not material.
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
Effective April 6, 2020, the Company completed the divestiture of its Domestic Environmental Solutions business, including the facility in Rancho Cordova, California, to Harsco Corporation. Pursuant to the Purchase Agreement, the Company may have liability under certain indemnification claims for matters relating to those Domestic Environmental Solutions facilities, including potentially with respect to the investigation by the SDNY described above and the Rancho Cordova, California, and DEA Investigation matters discussed below.
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

2022 10-K Annual Report	Stericycle, Inc. • 81

Table of Contents	PART II
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
The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective as of December 31, 2022, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.
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

2022 10-K Annual Report	Stericycle, Inc. • 82

Table of Contents	PART II
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance with respect to the preparation and presentation of financial statements in accordance with generally accepted accounting principles.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, (included elsewhere herein).
Changes in Internal Controls
During the fourth quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

2022 10-K Annual Report	Stericycle, Inc. • 83

Table of Contents	PART II
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Stericycle, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Stericycle, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stericycle, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022, and 2021, the related consolidated statements of income (loss), comprehensive (loss) income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 23, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Chicago, Illinois
February 23, 2023

2022 10-K Annual Report	Stericycle, Inc. • 84

Table of Contents	PART II
Item 9B. Other Information

None.
Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspection

None.

2022 10-K Annual Report	Stericycle, Inc. • 85

Table of Contents	PART III
PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item regarding our directors is incorporated by reference to the information contained under the caption “Election of Directors” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.
The information required by this Item regarding our executive officers is contained under the caption “Information about our Executive Officers” in Item 1 of Part I of this Report.
The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information contained under the caption “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.
We have adopted a code of business conduct that applies to all of our employees. The Code of Conduct is available on our website, www.stericycle.com, under “About Us/Investors/Investor Relations/Corporate Governance/Governance Documents”. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waiver from, a provision of our Code of Conduct by posting such information on our website.
The information required by this Item regarding certain corporate governance matters is incorporated by reference to the information contained under the caption “Election of Directors” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.
Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information contained under the caption “Compensation Discussion and Analysis” and following sections in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information contained under the captions “Stock Ownership” and “Compensation Discussion and Analysis” and following sections in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.
Equity Compensation Plans
The following table summarizes information relating to our equity compensation plans pursuant to which stock option grants, RSUs, PSUs or other rights to acquire shares of our common stock may be made or issued:
Equity Compensation Plan Information

In millions, except per share data
	December 31, 2022
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and vesting of RSUs and PSUs	Weighted-Average Exercise Price of Outstanding Options, RSUs, and PSUs	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by our security holders (1)	2.1	$77.96	5.9
(1)These plans consist of our 2021 Plan and the ESPP.

2022 10-K Annual Report	Stericycle, Inc. • 86

Table of Contents	PART III
Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item regarding our policies and procedures for the review, approval or ratification of transactions with related persons is incorporated by reference to the information contained under the caption “Policy on Related Party Transactions” in Item 1 of our definitive proxy statement for our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.
The information required by this Item regarding director independence is incorporated by reference to the information contained in Item 1 of our definitive proxy statement for our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.
Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information contained under the caption “Ratification of the Appointment of Ernst & Young LLP as Our Independent Registered Public Accounting Firm for 2023” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

2022 10-K Annual Report	Stericycle, Inc. • 87

Table of Contents	PART IV
PART IV
Item 15. Exhibits

(a) List of Financial Statements and Exhibits
We have filed the following financial statements as part of this report:

2022 10-K Annual Report	Stericycle, Inc. • 88

Table of Contents	PART IV
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

3(ii).1*	Amended and restated bylaws (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed December 15, 2022)
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

10.2*†	2000 Non-statutory Stock Option Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed March 25, 2002)
10.3*†	2005 Incentive Stock Plan (“2005 Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2005 (Registration No. 333-127353))
10.4*†	First amendment to 2005 Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2008)
10.5*†	2008 Incentive Stock Plan (“2008 Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 8, 2008 (Registration No. 333-152877))
10.6*†	First amendment to 2008 Plan (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for 2009)
10.7*†	Amendment to 2000 Plan, 2005 Plan and 2008 Plan (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for 2012)
10.8*†	2011 Incentive Stock Plan (“2011 Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2011 (Registration No. 333-176165))
10.9*†	2014 Incentive Stock Plan (“2014 Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed December 23, 2014 (Registration No. 333-201236))
10.10*†	Stericycle, Inc. 2017 Long-Term Incentive Plan (“2017 Plan”) (incorporated by reference to Exhibit B to our Definitive Proxy Statement on Schedule 14A filed April 14, 2017)

2022 10-K Annual Report	Stericycle, Inc. • 89

Table of Contents	PART IV

10.11*†	Form of Stock Option Agreement under 2005 Plan, 2008 Plan, 2011 Plan, and 2014 Plan (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K filed February 28, 2012)
10.12*†	Form of Restricted Stock Unit Award under 2008 Plan, 2011 Plan, and 2014 Plan (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K filed February 28, 2012)
10.13*†	Form of Performance-Based Restricted Stock Unit Award under 2011 Plan and 2014 Plan (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed March 15, 2017)
10.14*†	Form of Agreement for Stock Option Grant under 2008 Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 15, 2018)
10.15*†	Form of Agreement for Stock Option Grant under 2011 Plan (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed February 28, 2020)
10.16*†	Form of Agreement for Restricted Stock Unit Award under the 2011 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed April 29, 2021)
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

10.23*†	Form of Agreement of Stock Option Grant under 2017 Plan (incorporated by reference to Exhibit 10.46 to our annual report on Form 10-K for 2018)
10.24*†	Form of Agreement of Stock Option Grant under 2017 Plan (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed February 28, 2020)
10.25*†	Amended and Restated Employee Stock Purchase Plan effective May 24, 2017 (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed April 14, 2017)
10.26*†	Canadian Employee Stock Purchase Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed April 15, 2016)
10.27*†	Plan of Compensation for Outside Directors (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed August 9, 2016)
10.28*†	Form of Director Restricted Stock Unit Award under 2017 Plan (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed February 26, 2018)
10.29*	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed March 15, 2017)
10.30*†	Executive Severance and Change in Control Plan (as amended) (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed February 28, 2020)
10.31*†	Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 30, 2016)
10.32*†	Form of Agreement for Stock Option Grant under 2011 Plan (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed February 28, 2020)
10.33*†	Form of Agreement for Stock Option Grant under 2014 Plan (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed February 28, 2020)
10.34*†	Form of Agreement for Stock Option Grant under 2017 Plan (related to Spain) (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed February 28, 2020)
10.35*†	Form of Agreement for Stock Option Grant under 2017 Plan (related to U.K. Executive) (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K filed February 28, 2020)
10.36*†	Form of Agreement for Stock Option Grant under 2017 Plan (related to U.K. Non-Executive) (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed February 28, 2020)
10.37*†	Form of Agreement for Stock Option Grant under 2017 Plan (related to Ireland Non-Executive) (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K filed February 28, 2020)
10.38*†	Form of Agreement for Stock Option Grant under 2017 Plan (related to Canada Non-Executive) (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K filed February 28, 2020)
10.39*†	Form of Agreement for Stock Option Grant under 2017 Plan (related to Singapore Non-Executive) (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K filed February 28, 2020)
10.40*†
Form of Agreement for Performance-Based Restricted Stock Unit Award (Digital Transformation) under 2017 Plan (incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K filed February 28, 2020)

10.41*†	Form of Agreement for Stock Option Grant under 2017 Plan (related to Chile Non-Executive) (incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K filed February 28, 2020)
10.42*†
Stock Option Award Agreement under 2017 Plan (Participants Not Eligible for Executive Severance and CIC Plan) (incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K filed February 28, 2019)

10.43*
Cooperation Agreement, dated as of March 26, 2020, between Stericycle, Inc. and Saddle Point Management, L.P. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 30, 2020)

2022 10-K Annual Report	Stericycle, Inc. • 90

Table of Contents	PART IV

10.44 *†	Stericycle, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed April 14, 2021)
10.45*†	Form of Agreement for Director Restricted Stock Unit Award under the 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed August 6, 2021)
10.46*†	Form of Restricted Stock Unit Award Agreement under the 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed April 28, 2022)
10.47*†	Form of Performance Stock Unit Award Agreement under the 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed April 28, 2022)
10.48*
First Amendment, dated as of April 26, 2022, to Amended and Restated Credit Agreement, dated as of September 30, 2021, among Stericycle, Inc. and certain subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swing line lender, a lender and a letter of credit issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed April 28, 2022)

10.49*†	Amendment to the Stericycle, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed August 5, 2022)
14*	Code of ethics (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K file March 15, 2004
21	Subsidiaries	x
23	Consent of Independent Registered Public Accounting Firm	x
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	x
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	x
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	x
101
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Cover Page, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Income (Loss), (iv) the Consolidated Statements of Comprehensive (Loss) Income, (v) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Changes in Equity, and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail.
x
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)	x
x    Filed herewith
*    Previously filed
†    Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K
Item 16. Form 10-K Summary

None.

2022 10-K Annual Report	Stericycle, Inc. • 91

Table of Contents	SIGNATURES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 23, 2023

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
Dated: February 23, 2023

Name	Title	Date

/s/ CINDY J. MILLER	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2023
Cindy J. Miller

/s/ JANET H. ZELENKA	Executive Vice President, Chief Financial Officer, and Chief Information Officer (Principal Financial Officer)	February 23, 2023
Janet H. Zelenka

/s/ RICHARD J. HOFFMAN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2023
Richard J. Hoffman

/s/ ROBERT S. MURLEY	Chairman of the Board of Directors	February 23, 2023
Robert S. Murley

/s/ BRIAN P. ANDERSON	Director	February 23, 2023
Brian P. Anderson

/s/ LYNN D. BLEIL	Director	February 23, 2023
Lynn D. Bleil

/s/ THOMAS F. CHEN	Director	February 23, 2023
Thomas F. Chen

/s/ NAREN K. GURSAHANEY	Director	February 23, 2023
Naren K. Gursahaney

/s/ J. JOEL HACKNEY JR.	Director	February 23, 2023
J. Joel Hackney Jr.

/s/ STEPHEN C. HOOLEY	Director	February 23, 2023
Stephen C. Hooley

/s/ KAY G. PRIESTLY	Director	February 23, 2023
Kay G. Priestly

/s/ JAMES L. WELCH	Director	February 23, 2023
James L. Welch

2022 10-K Annual Report	Stericycle, Inc. • 92