Form 10-Q
period 2023-03-31
STERICYCLE INC
filed 2023-04-27
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
[Mark One]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On April 24, 2023, there were 92,445,372 shares of the Registrant’s Common Stock outstanding.

2023 Q1 10-Q Report	Stericycle, Inc. ●	3

Glossary of Defined Terms
Unless the context requires otherwise, the “Company”, “Stericycle”, “we”, “us”, or “our” refers to Stericycle, Inc. on a consolidated basis. The Company also uses several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined below:

Abbreviation	Description
2022 Form 10-K	Annual report on Form 10-K for the year ended December 31, 2022
Adjusted Income from Operations	Income from Operations adjusted for certain items discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
AICPA	American Institute of Certified Public Accountants
COVID-19	The global novel coronavirus disease 2019 outbreak, which the World Health Organization declared to be a pandemic
Credit Agreement	Credit Agreement dated September 30, 2021 and First Amendment dated April 26, 2022, among the Company and certain subsidiaries as borrowers. Bank of America, N.A., as administrative agent, swing line lender, a lender and a letter of credit issuer and the other lenders party thereto, as amended
Credit Agreement Defined Debt Leverage Ratio	As of any date of determination, the ratio of (a) (i) Consolidated Funded Indebtedness as of such date minus (ii) Unrestricted Cash as of such date to (b) Consolidated EBITDA (as defined in the Credit agreement) for the period of four fiscal quarters most recently ended on or prior to such date.
Credit Facility	The Company's $1.2 billion credit facility due in September of 2026 granted under the terms of the Credit Agreement
CRS	Communication and Related Services (Divested December 2022)
DEA	U.S. Drug Enforcement Administration. The DEA is a division of the U.S. Department of Justice. It is the federal agency which regulates the manufacture, dispensing, storage, and shipment of controlled substances including medications with human abuse potential
DOJ	U.S. Department of Justice
Domestic Environmental Solutions	Hazardous Waste Solutions and Manufacturing and Industrial Services (Divested April 2020)
DSO	Days Sales Outstanding, defined as the average number of days that it takes a company to collect payment after revenue has been recorded, computed as the trailing twelve months of Revenues for the period ended DSO, divided by the Accounts Receivable balance at the end of the period
DTSC	U.S. Department of Toxic Substances Control
EBITDA	Earnings Before Interest, Taxes, Depreciation & Amortization. Another common financial term utilized by Stericycle to analyze the core profitability of the business before interest, tax, depreciation and amortization
ERP	Enterprise Resource Planning
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
FCPA Settlement	FCPA Settlement with the Securities and Exchange Commission, the Department of Justice and Brazil authorities of approximately $90 million and engagement of an independent compliance monitor for 2 years and self-reporting for additional year
International
Operating segment including Europe, Middle East, Asia Pacific and Latin America (Divested our Brazil operations in April 2023, which was our last remaining Latin America business) Business operations outside of North America

IRS	U.S. Internal Revenue Service
North America	Operating segment in North America, including U.S., Canada and Puerto Rico
NOV	Notice of Violation
Other Costs	Represents corporate enabling and shared services costs, annual incentive and stock-based compensation
Purchase Agreement	Stock Purchase Agreement, dated as of February 6, 2020, by and between Stericycle, Inc., and the Harsco Corporation and CEI Holding LLC, a Delaware limited liability company and subsidiary of Harsco Corporation
PSU	Performance-based Restricted Stock Unit
RSU	Restricted Stock Unit
RWCS	Regulated Waste and Compliance Services, a business unit that provides regulated medical waste services
SEC	U.S. Securities and Exchanges Commission
Senior Notes	5.375% ($600.0 million) Senior Notes due July 2024 and 3.875% ($500.0 million) Senior Notes due January 2029
SG&A	Selling, general and administrative expenses
SID	Secure Information Destruction Services, a business unit that provides confidential customer material shredding services and recycling of shredded paper
SOP	Sorted Office Paper
SQ Settlement	Small quantity medical waste customers class action settlement of $295.0 million
Term Facility	Aggregate amount of commitments made by any lender under the terms of the Credit Agreement
Term Loans	Advances made by any lender under the Term Facility
TSA	Transition Services Agreement
U.S.	United States of America
U.S. GAAP	U.S. Generally Accepted Accounting Principles

2023 Q1 10-Q Report	Stericycle, Inc. ●	4

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

In millions, except per share data
	Three Months Ended March 31,
	2023	2022
Revenues	$684.3	$664.2
Cost of revenues	423.3	419.7
Gross profit	261.0	244.5
Selling, general and administrative expenses	216.0	238.6
Divestiture losses, net	5.0	—
Income from operations	40.0	5.9
Interest expense, net	(20.4)	(16.3)
Other income (expense), net	0.2	(0.8)
Income (Loss) before income taxes	19.8	(11.2)
Income tax expense	(8.5)	(2.9)
Net income (loss)	11.3	(14.1)
Net income attributable to noncontrolling interests	(0.1)	(0.1)
Net income (loss) attributable to Stericycle, Inc. common shareholders	$11.2	$(14.2)

Income (Loss) per common share attributable to Stericycle, Inc. common shareholders:
Basic	$0.12	$(0.15)
Diluted	$0.12	$(0.15)
Weighted average number of common shares outstanding:
Basic	92.3	92.0
Diluted	92.7	92.0
See accompanying Notes to Condensed Consolidated Financial Statements.

2023 Q1 10-Q Report	Stericycle, Inc. ●	5

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

In millions
	Three Months Ended March 31,
	2023	2022
Net income (loss)	$11.3	$(14.1)

Other comprehensive income (loss):
Currency translation adjustments	7.9	(8.9)
Total other comprehensive income (loss)	7.9	(8.9)

Comprehensive income (loss)	19.2	(23.0)
Less: comprehensive (loss) attributable to noncontrolling interests	(2.2)	(0.1)
Comprehensive income (loss) attributable to Stericycle, Inc. common shareholders	$21.4	$(22.9)
See accompanying Notes to Condensed Consolidated Financial Statements.

2023 Q1 10-Q Report	Stericycle, Inc. ●	6

STERICYCLE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except per share data
	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$60.0	$56.0
Accounts receivable, less allowance for doubtful accounts of $50.2 in 2023 and $53.3 in 2022	419.5	414.5
Prepaid expenses	34.7	33.2
Other current assets	49.5	55.0
Total Current Assets	563.7	558.7
Property, plant and equipment, less accumulated depreciation of $677.1 in 2023 and $657.7 in 2022	713.0	715.7
Operating lease right-of-use assets	414.7	398.9
Goodwill	2,787.8	2,784.9
Intangible assets, less accumulated amortization of $853.1 in 2023 and $823.3 in 2022	784.8	811.1
Other assets	68.0	64.8
Total Assets	$5,332.0	$5,334.1
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$16.2	$22.3
Bank overdrafts	2.4	2.9
Accounts payable	195.3	213.5
Accrued liabilities	220.7	244.1
Operating lease liabilities	95.4	91.2
Other current liabilities	50.5	47.9
Total Current Liabilities	580.5	621.9
Long-term debt, net	1,486.5	1,484.0
Long-term operating lease liabilities	340.2	329.0
Deferred income taxes	431.8	427.0
Long-term income taxes payable	11.4	11.8
Other liabilities	35.6	35.9
Total Liabilities	2,886.0	2,909.6

Commitments and contingencies

EQUITY
Common stock (par value $0.01 per share, 120.0 shares authorized, 92.4 and 92.2 issued and outstanding in 2023 and 2022, respectively)	0.9	0.9
Additional paid-in capital	1,289.2	1,285.4
Retained earnings	1,422.0	1,410.8
Accumulated other comprehensive loss	(266.7)	(276.9)
Total Stericycle, Inc.’s Equity	2,445.4	2,420.2
Noncontrolling interests	0.6	4.3
Total Equity	2,446.0	2,424.5
Total Liabilities and Equity	$5,332.0	$5,334.1
See accompanying Notes to Condensed Consolidated Financial Statements.

2023 Q1 10-Q Report	Stericycle, Inc. ●	7

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In millions
	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net income (loss)	$11.3	$(14.1)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	26.6	27.3
Intangible amortization	28.2	32.4
Stock-based compensation expense	6.9	4.8
Deferred income taxes	4.7	0.7
Divestiture losses, net	5.0	—
Asset impairments, (gain) loss on disposal of property plant and equipment and other charges	(0.4)	0.3
Other, net	0.5	0.6
Changes in operating assets and liabilities:
Accounts receivable	(4.4)	(37.3)
Prepaid expenses	(1.4)	2.9
Accounts payable	(6.3)	(2.1)
Accrued liabilities	(17.4)	(40.9)
Other assets and liabilities	(3.8)	(13.4)
Net cash from operating activities	49.5	(38.8)
INVESTING ACTIVITIES:
Capital expenditures	(36.4)	(37.5)
Proceeds from divestiture of businesses, net	0.9	—
Other, net	1.0	0.7
Net cash from investing activities	(34.5)	(36.8)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(7.8)	(5.6)
Repayments of foreign bank debt	(0.1)	(0.1)
Proceeds from credit facility	286.9	364.4
Repayments of credit facility	(283.0)	(272.5)
Repayment of bank overdrafts	(0.5)	(0.7)
Payments of finance lease obligations	(0.7)	(0.9)
Proceeds from issuance of common stock, net of (payments of) taxes from withheld shares	(4.9)	(5.2)
Payments to noncontrolling interest	(1.5)	—
Net cash from financing activities	(11.6)	79.4
Effect of exchange rate changes on cash and cash equivalents	0.6	0.2
Net change in cash and cash equivalents	4.0	4.0
Cash and cash equivalents at beginning of period	56.0	55.6
Cash and cash equivalents at end of period	$60.0	$59.6

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$32.8	$28.0
Income taxes paid, net	$0.4	$1.4
Capital expenditures in Accounts payable	$18.8	$17.5
See accompanying Notes to Condensed Consolidated Financial Statements.

2023 Q1 10-Q Report	Stericycle, Inc. ●	8

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2022	92.2	$0.9	$1,285.4	$1,410.8	$(276.9)	$4.3	$2,424.5
Net income	—	—	—	11.2	—	0.1	11.3
Currency translation adjustment	—	—	—	—	10.2	(2.3)	7.9
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.2	—	(3.1)	—	—	—	(3.1)
Stock-based compensation expense	—	—	6.9	—	—	—	6.9
Changes in noncontrolling interest	—	—	—	—	—	(1.5)	(1.5)
Balance as of March 31, 2023	92.4	$0.9	$1,289.2	$1,422.0	$(266.7)	$0.6	$2,446.0

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2021	91.9	$0.9	$1,261.8	$1,354.8	$(218.8)	$4.1	$2,402.8
Net (loss) income	—	—	—	(14.2)	—	0.1	(14.1)
Currency translation adjustment	—	—	—	—	(8.6)	(0.3)	(8.9)
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.2	—	(3.2)	—	—	—	(3.2)
Stock-based compensation expense	—	—	4.8	—	—	—	4.8
Changes in noncontrolling interest	—	—	—	—	—	—	—
Balance as of March 31, 2022	92.1	$0.9	$1,263.4	$1,340.6	$(227.4)	$3.9	$2,381.4
See accompanying Notes to Condensed Consolidated Financial Statements.

2023 Q1 10-Q Report	Stericycle, Inc. ●	9

STERICYCLE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of Stericycle, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company's condensed consolidated financial statements were prepared in accordance with U.S. GAAP and include the assets, liabilities, revenues, and expenses of all wholly-owned subsidiaries and majority-owned subsidiaries over which the Company exercises control. Outside stockholders' interests in subsidiaries are shown on the condensed consolidated financial statements as “Noncontrolling interests”.
The accompanying unaudited condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, have been prepared pursuant to the rules and regulations of the SEC for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements prepared in conformity with U.S. GAAP. In the opinion of management, however, all adjustments, consisting of normal recurring adjustments necessary to present fairly the results of operations, financial position and cash flows have been made. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2022 Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year or any other period.
Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Some areas where the Company makes estimates include allowance for doubtful accounts, credit memo reserves, contingent liabilities, asset retirement obligations, stock compensation expense, income tax assets and liabilities, accrued employee health and welfare benefits, accrued auto and workers’ compensation self-insured claims, leases, goodwill and held for sale impairment valuations. Such estimates are based on historical trends and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.
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

2023 Q1 10-Q Report	Stericycle, Inc. ●	10

Disaggregation of Revenue
The following table presents revenues disaggregated by service and reportable segments:

In millions
	Three Months Ended March 31,
	2023	2022
Revenue by Service
Regulated Waste and Compliance Services	$451.3	$452.6
Secure Information Destruction Services	233.0	211.6
Total Revenues	$684.3	$664.2
North America
Regulated Waste and Compliance Services	$368.7	$362.1
Secure Information Destruction Services	204.7	181.6
Total North America Segment	$573.4	$543.7
International
Regulated Waste and Compliance Services	$82.6	$90.5
Secure Information Destruction Services	28.3	30.0
Total International Segment	$110.9	$120.5
Contract Liabilities
Contract liabilities at March 31, 2023 and December 31, 2022, were $8.7 million and $7.9 million, respectively. Substantially all of the contract liabilities as of March 31, 2023, are expected to be recognized in Revenues, as the amounts are earned, which is anticipated over the next 12 months.
Contract Acquisition Costs
The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are deferred and amortized to SG&A over a weighted average estimated period of benefit of 6.5 years.
During the three months ended March 31, 2023 and 2022, the Company amortized $4.0 million and $3.4 million, respectively, of deferred sales incentives to SG&A.
Total contract acquisition costs, net of accumulated amortization, were classified as follows:

In millions
	March 31, 2023	December 31, 2022
Other current assets	$15.0	$14.2
Other assets	43.4	40.5
Total contract acquisition costs	$58.4	$54.7
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
The changes in allowance for doubtful accounts were reported as follows:

In millions
	Three Months Ended March 31,
	2023	2022
Beginning Balance	$53.3	$43.3
Bad debt expense, net of recoveries	2.2	5.4
Write-offs	(5.8)	(2.5)
Other changes (1)	0.5	2.0
Ending Balance	$50.2	$48.2
(1)Amounts consist primarily of currency translation adjustments.

2023 Q1 10-Q Report	Stericycle, Inc. ●	11

NOTE 3 — DIVESTITURES

North America Divestiture
On December 1, 2022, the Company completed the sale of our Communication Solutions business for cash proceeds of approximately $45.0 million. The transaction resulted in a divestiture gain of $15.6 million. In connection with the transaction, the Company entered into certain additional ancillary agreements including a TSA, for up to 12 months. The Company allocated and deferred $1.4 million of the proceeds, which will be recognized over the duration of the TSA period offsetting the expenses incurred to deliver TSA services not reimbursed by the buyer.
International Divestiture
On April 20, 2023, the Company entered into an agreement for the sale of its operations in Brazil for cash consideration to the acquirer of approximately $28 million. Revenues of operations in Brazil were approximately 1% of our consolidated annual revenues for 2022. The transaction is expected to result in a second quarter divestiture pre-tax loss of approximately $100 million, of which $72 million relates to the reclassification of non-cash accumulated currency translation adjustments to earnings. As of March 31, 2023, the operations in Brazil did not meet the assets held for sale criteria. In connection with the agreement, the Company entered into a TSA with the acquirer for a period of up to six months. The agreement provides for indemnifications to the acquirer against certain liabilities.
On January 19, 2023, the Company exited its International container manufacturing operations, for cash proceeds of approximately $2.2 million. The transaction resulted in a divestiture loss of $5.0 million. In connection with the transaction, the Company entered into certain additional ancillary agreements, including an exclusive two-year supply agreement for containers.
NOTE 4 — DEBT

The Company’s long-term debt consisted of the following:

In millions
	March 31, 2023	December 31, 2022
$1.2 billion Credit Facility, due in 2026	$158.4	$154.1
$200 million Term Loan, due in 2026	200.0	200.0
$600 million Senior Notes, due in 2024	600.0	600.0
$500 million Senior Notes, due in 2029	500.0	500.0
Promissory notes and deferred consideration weighted average maturity of 3.3 years at 2023 and 3.4 years at 2022	36.8	44.7
Foreign bank debt weighted average maturity 4.7 years at 2023 and 5.0 years at 2022	0.3	0.4
Obligations under finance leases	17.5	18.2
Total debt	1,513.0	1,517.4
Less: current portion of total debt	16.2	22.3
Less: unamortized debt issuance costs	10.3	11.1
Long-term portion of total debt	$1,486.5	$1,484.0
The estimated fair value of our debt approximated $1.4 billion and $1.4 billion as of March 31, 2023 and December 31, 2022, respectively. These fair value amounts were estimated using an income approach by applying market interest rates for comparable instruments and developed based on inputs classified as Level 2.
The weighted average interest rates on long-term debt, excluding finance leases were as follows:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
$1.2 billion Credit Facility, due in 2026 (variable rate)	6.24%	5.92%
$200 million Term Loan, due in 2026 (variable rate)	5.93%	5.88%
$600 million Senior Notes, due in 2024 (fixed rate)	5.38%	5.38%
$500 million Senior Notes, due in 2029 (fixed rate)	3.88%	3.88%
Promissory notes and deferred consideration (fixed rate)	3.48%	3.49%
Foreign bank debt (fixed rate)	9.80%	9.80%

2023 Q1 10-Q Report	Stericycle, Inc. ●	12

The Credit Agreement contains, among other covenants, a financial covenant requiring maintenance of a maximum Credit Agreement Defined Debt Leverage Ratio of 4.00 to 1.00 for any fiscal quarter ending on or after September 30, 2022, which includes, among other provisions, $50.0 million cash add backs to EBITDA and with respect to any four fiscal quarter period ending on or before December 31, 2023. As of March 31, 2023, the Company was in compliance with its financial covenants. The Credit Agreement Defined Debt Leverage Ratio was 3.05 to 1.00, which was below the allowed maximum ratio of 4.00 to 1.00 as set forth in the amended Credit Agreement. If the Company's 2024 Senior Notes are still outstanding 91 days prior to their respective maturity date (the “Springing Maturity Date”), then the Credit Agreement maturity date will be the Springing Maturity Date.
Amounts committed to outstanding letters of credit and the unused portion of the Company's Senior Credit Facility were as follows:

In millions
	March 31, 2023	December 31, 2022
Outstanding letters of credit under Credit Facility	$60.2	$60.1
Unused portion of the Credit Facility	981.4	985.7
NOTE 5 — INCOME TAXES

The Company reported an income tax expense of $8.5 million and $2.9 million for the three months ended March 31, 2023 and 2022, respectively. The effective tax rates for the three months ended March 31, 2023 and 2022, were 42.9% and (25.9)%, respectively. The effective tax rate for the three months ended March 31, 2023, reflects (i) equity-based compensation awards expiring without a tax benefit and (ii) losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances. The effective tax rate for the three months ended March 31, 2022, reflects (i) a nondeductible FCPA Settlement expense increase, (ii) losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances, and (iii) equity-based compensation awards expiring without a tax benefit.
NOTE 6 — EARNINGS (LOSS) PER COMMON SHARE

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
The following table shows the effect of stock-based awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

In millions of shares
	Three Months Ended March 31,
	2023	2022
Weighted average common shares outstanding - basic	92.3	92.0
Incremental shares outstanding related to stock-based awards (1)	0.4	—
Weighted average common shares outstanding - diluted	92.7	92.0
(1)In periods of net loss, stock-based awards are anti-dilutive and therefore excluded from the loss per share calculation.
Anti-dilutive stock-based awards excluded from the computation of diluted earnings (loss) per share using the treasury stock method includes the following:

In thousands of shares
	Three Months Ended March 31,
	2023	2022
Option awards	815	1,456
RSU awards	1	122
PSUs are offered to key employees and are subject to achievement of specified performance conditions. Contingently issuable shares are excluded from the computation of diluted earnings per share based on current period results. The shares would not be issuable if the end of the quarter were the end of the contingency period. If such goals are not met, no compensation expense is recognized, and any previously recognized compensation expense is reversed.

2023 Q1 10-Q Report	Stericycle, Inc. ●	13

NOTE 7 — SEGMENT REPORTING

The Company evaluates, oversees, and manages the financial performance of two operating and reportable segments – North America and International.
The following tables show financial information for the Company's reportable segments (see Note 2 – Revenue from Contracts with Customers for segment revenues):

In millions
	Three Months Ended March 31,
	2023	2022
Adjusted Income from Operations
North America	$160.3	$134.6
International	10.3	11.4
Other Costs	(85.9)	(87.0)
Total Adjusted Income from Operations	$84.7	$59.0
The following table reconciles the Company's primary measure of segment profitability, Adjusted Income from Operations, to Income from operations:

In millions
	Three Months Ended March 31,
	2023	2022
Total Reportable Segment Adjusted Income from Operations	$84.7	$59.0
Adjusting Items:
ERP and System Modernization	(2.7)	(5.6)
Intangible Amortization	(28.2)	(32.4)
Portfolio Optimization	(5.6)	(1.3)
Litigation, Settlements and Regulatory Compliance	(8.2)	(13.8)
Income from operations	$40.0	$5.9
NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

2023 Q1 10-Q Report	Stericycle, Inc. ●	14

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
Certain class members who have opted out of the SQ Settlement have filed lawsuits against the Company, and the Company has reached a settlement in principle with the plaintiffs in the remaining opt out actions, subject to documentation. The Company has made an accrual in respect of these collective matters consistent with its accrual policies described above, which is not material.
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
The Company has concluded settlements of these investigations with the DOJ, SEC, and various authorities in Brazil. In connection with these settlements, the Company entered into a deferred prosecution agreement (“DPA”) with the DOJ, under which the DOJ agreed to defer criminal prosecution of the Company for a period of three years for charges of conspiring to violate the anti-bribery and books and records provisions of the FCPA. If the Company remains in compliance with the DPA during its three-year term, the deferred charge against the Company will be dismissed with prejudice. Under the Company's settlement with the SEC, the Company entered into an administrative resolution with the SEC with respect to violations of the anti-bribery, books and records and internal controls provisions of the FCPA. The Company also agreed to pay fines, penalties and disgorgement to the DOJ, SEC and various Brazil authorities in a total amount of approximately $90 million. In April 2023, the last settlement with a foreign authority obtained final approval. In the second and third quarters of 2022, the Company paid $81 million of the settlement amounts to the DOJ, the SEC and the Brazil authorities. In the second quarter of 2023, the Company paid substantially all of the remaining settlement amounts due to the DOJ and Brazil authorities. In addition, under the settlements with the DOJ and with the SEC, the Company has engaged an independent compliance monitor for two years and will undertake compliance with self-reporting obligations for an additional year.
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
The Company understands that the SDNY and California DOJ investigations described above related to a qui tam action alleging violations of the FCA, which had been filed under seal in the United States District Court for the Southern District of New York, purportedly on behalf of the United States, California and several other states. The Company has not been served with the Complaint, but the Company understands that the United States, California, and the other states named in the qui tam action have declined to participate. The Company intends to defend itself vigorously if the qui tam relator pursues its action. The Company has not accrued any amounts in respect of this action and cannot estimate the reasonably possible loss or any range of reasonably possible losses that the Company may incur. The Company is unable to make such an estimate because, based on what the Company knows now, in the Company’s judgment, the factual and legal issues presented in this matter are sufficiently unique that the Company is unable to identify other circumstances sufficiently comparable to provide guidance in making estimates.

2023 Q1 10-Q Report	Stericycle, Inc. ●	15

Environmental, Regulatory and Indemnity Matters. The Company is subject to various federal, state and local laws and regulations. In the ordinary course of business, we are routinely involved in government enforcement proceedings, private lawsuits, and other matters alleging non-compliance by the Company with applicable law. The issues involved in these proceedings generally relate to alleged violations of existing permits or other requirements, or alleged liability due to our current operations, pre-existing conditions at the locations where we operate, and/or successor or predecessor liability associated with our portfolio optimization strategy. From time to time, the Company may be subject to fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities.
Harsco Indemnification. Effective April 6, 2020, the Company completed the divestiture of its Domestic Environmental Solutions business to Harsco Corporation. Pursuant to the Purchase Agreement, the Company may have liability under certain indemnification claims for matters relating to the Domestic Environmental Solutions business, including potentially with respect to the investigation by the SDNY described above, the Rancho Cordova, California, and DEA Investigation matters discussed below, and other matters. Consistent with its accrual policies described previously, the Company has made accruals on various of these matters, which are neither individually nor collectively material.
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
European Retrovirus Investigations. In conjunction with Europol, governmental authorities of Spain, Portugal, and Romania have conducted coordinated inspections of a large number of medical waste management facilities, including Stericycle facilities, relating to the transportation, management and disposal of waste that may be infected with the COVID-19 virus, and related matters. The inspections have resulted in proceedings in Spain, in which the Company is vigorously defending itself.
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

2023 Q1 10-Q Report	Stericycle, Inc. ●	16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Safe Harbor Statement
This document may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. When we use words such as “believes”, “expects”, “anticipates”, “estimates”, “may”, “plan”, “will”, “goal”, or similar expressions, we are making forward-looking statements. Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of our management about future events and are therefore subject to risks and uncertainties, which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. Factors that could cause such differences include, among others, inflationary cost pressure in labor, supply chain, energy, and other expenses, decreases in the volume of regulated wastes or personal and confidential information collected from customers, the ability to implement the remaining phases of our ERP system, and disruptions resulting from deployment of our ERP system, disruptions in our supply chain, disruptions in or attacks on information technology systems, labor shortages, a recession or economic disruption in the U.S. and other countries, SOP pricing volatility or pricing volatility in other commodities, rising interest rates or a downgrade in our credit rating resulting in an increase in interest expense, changing market conditions in the healthcare industry, competition and demand for services in the regulated waste and secure information destruction industries, foreign exchange rate volatility in the jurisdictions in which we operate, changes in governmental regulation of the collection, transportation, treatment and disposal of regulated waste or the proper handling and protection of personal and confidential information, the level of government enforcement of regulations governing regulated waste collection and treatment or the proper handling and protection of personal and confidential information, charges related to portfolio optimization or the failure of acquisitions or divestitures to achieve the desired results, failure to consummate transactions with respect to non-core businesses, the obligations to service substantial indebtedness and comply with the covenants and restrictions contained in our credit agreements and notes, political, economic, and other risks related to our foreign operations, pandemics and the resulting impact on the results of operations, long-term remote work arrangements which may adversely affect our business, supply chain disruptions, disruptions in transportation services, restrictions on the ability of our team members to travel, closures of our facilities or the facilities of our customers and suppliers, changes in the volume of paper processed by our secure information destruction business and the revenue generated from the sale of SOP, weather and environmental changes related to climate change, requirements of customers and investors for net carbon zero emissions strategies, and the introduction of regulations for greenhouse gases, which could negatively affect our costs to operate, the outcome of pending, future or settled litigation or investigations including with respect to the U.S. Foreign Corrupt Practices Act and foreign anti-corruption laws, failure to maintain an effective system of internal control over financial reporting, as well as other factors described in our filings with the SEC, including our Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q. As a result, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends. We disclaim any obligation to update or revise any forward-looking or other statements contained herein other than in accordance with legal and regulatory obligations.

2023 Q1 10-Q Report	Stericycle, Inc. ●	17

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
Key business highlights include:
•Grew revenues by 3.0% in the first quarter of 2023. Grew organic revenues(1) 7.2% compared to the first quarter of 2022 with increases in SID of 11.8% and RWCS of 5.0%.
•Improved income from operations to $40.0 million in the first quarter of 2023 compared to $5.9 million in the first quarter of 2022.
•Reduced our Credit Agreement Defined Debt Leverage ratio to 3.05X, down 0.23X since December 31, 2022.
•Divested our Brazil operations in April 2023, which was our last remaining Latin America business, for an investing cash outflow of approximately $28 million.
(1)See Results of Operations, Revenues for a reconciliation between total U.S. GAAP Revenues and Organic Revenues.
Other Developments
During the first quarter of 2023, we continued to experience inflationary cost increases in our underlying expenses, including fleet and facilities. Our quality of revenue initiative has continued to work to create a more flexible pricing model with the necessary levers to adjust to inflationary cost challenges. We have the following pricing levers: (i) we continue to address the standardization of contractual language to build in pricing flexibility, affording us the opportunity to adjust pricing at contract anniversary and renewal, (ii) for all new customers and purchasers of our one-time services, we have the ability to adjust our rates at point of contracting, and (iii) the ability to adjust surcharges and fees that provide inflationary cost protection for commodity and other price volatility (e.g. fuel, SOP, environmental surcharges and service cost recovery fee).
As our customers return to office, we are monitoring SID customer service frequency, number of locations serviced, and resulting paper tonnage.
Key Business Priorities
In 2023, our five key business priorities remain the following:
•Quality of revenue – We have been executing against our foundational initiatives we launched to drive revenue quality and are executing against our next phase: (i) expanding service penetration, (ii) improving customer implementation velocity, and (iii) deepening customer partnerships by developing enhanced customer solutions.
•Operational efficiency, modernization, and innovation – We have been executing against our foundational initiatives we launched to drive operational efficiency, modernization and innovation and are executing against our next phase: (i) infrastructure and system modernization, (ii) fleet replacement and route and long-haul network improvements and (iii) SafeShield container rationalization and modernization.
•ERP implementation – In the second half of 2022, we successfully moved the technical code functionality for RWCS into our North America ERP production environment and completed our pilot deployment for RWCS customers in Puerto Rico. This disciplined deployment approach allows us to mitigate risk and test data and functionality before deploying the ERP across all RWCS North America customers and facilities. Stericycle is currently immersed in testing and readiness preparation and we continue to anticipate deploying in the U.S. in the second half of 2023. We commenced activities for the international system modernization in 2022.
•Debt reduction and leverage improvement – We expect to reduce our debt and improve our debt leverage ratio through continued focus on operating margin expansion, free cash flow generation, and leveraging divestiture proceeds, if applicable. We have reduced total net debt, as defined in the Credit Agreement (total debt, adding back unamortized debt issuance costs, less cash and cash equivalents), to $1.45 billion at March 31, 2023. As of March 31, 2023, our amended Credit Facility defined Debt Leverage Ratio was 3.05 times compared to 3.28 times as of December 31, 2022.

2023 Q1 10-Q Report	Stericycle, Inc. ●	18

•Portfolio optimization - We expect to continue evaluating opportunities to further optimize our portfolio through a combination of asset rationalizations and strategic accretive tuck-in acquisitions, which streamlines our portfolio of businesses and allows us to focus more deeply on our core businesses. In the first quarter of 2023, the Company exited its International container manufacturing operations, for cash proceeds of approximately $2.2 million. In April, we divested our Brazil operations, which was our last remaining Latin America business, for an investing cash outflow of approximately $28 million.
Certain Key Priorities and Other Significant Matters
The following table identifies certain key priorities and other significant matters impacting our business and how they are classified in the Condensed Consolidated Statements of Income (Loss):

In millions
	Three Months Ended March 31,
	2023	2022
Included in SG&A
ERP and System Modernization	$2.7	$5.6
Intangible Amortization	28.2	32.4
Portfolio Optimization	0.6	1.3
Litigation, Settlements and Regulatory Compliance	8.2	13.8
Total included in SG&A	39.7	53.1

Divestiture losses, net	5.0	—
Total included in Income from operations	$44.7	$53.1
ERP and System Modernization
For the periods presented of the ERP and System Modernization, we have recognized the following, reported in Other Costs:

In millions
	Three Months Ended March 31,
	2023	2022
North America
Operating expenditures	$2.6	$5.6
Capital expenditures	2.9	0.6
Total North America operating and capital expenditures	$5.5	$6.2

International
Operating expenditures	$0.1	$—
Capital expenditures	—	—
Total International operating and capital expenditures	$0.1	$—

Total operating expenditures	$2.7	$5.6
Total capital expenditures	2.9	0.6
Total ERP and System Modernization operating and capital expenditures	$5.6	$6.2
As we continue to implement and deploy the North America ERP in our RWCS business, we will incur costs to develop and deploy the system, which includes additional capital expenditures as well as operating expenditures. Our international ERP system modernization commenced in 2022, which includes enhancements and upgrades associated with European based RWCS and SID operations. We will continue to incur the current level of costs to maintain the legacy suite of applications also used by our international businesses during the system modernization.
Intangible Amortization
See table above of certain key priorities and other significant matters for intangible amortization expenses from acquisitions for the periods presented and how they are classified in the Condensed Consolidated Statements of Income (Loss). The decrease in amortization expense is a result of the divestiture and certain intangible assets that have reached the end of useful lives.

2023 Q1 10-Q Report	Stericycle, Inc. ●	19

Portfolio Optimization
See table above of key priorities and other significant matters for portfolio optimization (including Divestiture losses, net) for the periods presented, and how they are classified in the Condensed Consolidated Statements of Income (Loss). Consulting and professional fees are reported in Other Costs, while divestiture losses, net are included in their respective segment.
Divestitures
We evaluate our portfolio of services on an ongoing basis with a country-by-country and service line-by-service line approach to assess long-term potential and identify potential business candidates for divestiture. Divestitures resulting from this evaluation may cause us to record significant charges, including those related to goodwill, other intangible assets, long-lived assets, and cumulative translation adjustments. For additional information see Part I, Item I. Financial Statements; Note 3 — Divestitures in the Condensed Consolidated Financial Statements.
Litigation, Settlements and Regulatory Compliance
We operate in highly regulated industries and must address regulatory inquiries or respond to investigations from time to time. We have also been involved in a variety of civil litigation from time to time. Certain of these matters are detailed in Part I, Item I. Financial Statements; Note 8 — Commitments and Contingencies in the Condensed Consolidated Financial Statements. Our financial results may also include considerations of non-recurring matters including settlements, environmental remediation, and legal related consulting and professional fees.
See table above of certain key priorities and other significant matters for litigation, settlement and regulatory compliance charges. Among other things, the table reflects consulting and professional fees, contingent liability provisions and settlements, net of insurance recoveries, impacting our business for the periods presented, primarily in Other Costs. The three months ended March 31, 2023 includes a value-added tax reclaim credit of $6.0 million. In the three months ended March 31, 2022, we accrued an additional $9.2 million for the FCPA Settlement, bringing the total cumulative charge to approximately $90 million. In the second and third quarters of 2022, the Company had paid a total of $81.0 million due to the DOJ, SEC, and Brazil authorities in accordance with the FCPA Settlement. In the second quarter of 2023, the Company paid substantially all of the remaining settlement amounts due to the DOJ and Brazil authorities. See Part I, Item I. Financial Statements; Note 8 — Commitments and Contingencies in the Condensed Consolidated Financial Statements for additional details.

2023 Q1 10-Q Report	Stericycle, Inc. ●	20

Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022:
Revenues (including Segment Revenues)
We analyze revenues by revenue service category and reportable segment which were as follows:

	Three Months Ended March 31,
	In millions				Components of Change (%) (1)
	2023	2022	Change ($)	Change (%)	Organic Growth (2)	Divestitures	Foreign Exchange(3)
Revenue by Service
Regulated Waste and Compliance Services	$451.3	$452.6	$(1.3)	(0.3)%	5.0%	(3.7)%	(1.4)%
Secure Information Destruction Services	233.0	211.6	21.4	10.1%	11.8%	—%	(1.7)%
Total Revenues	$684.3	$664.2	$20.1	3.0%	7.2%	(2.5)%	(1.5)%
North America
Regulated Waste and Compliance Services	$368.7	$362.1	$6.6	1.8%	6.5%	(4.1)%	(0.3)%
Secure Information Destruction Services	204.7	181.6	23.1	12.7%	13.4%	—%	(0.7)%
Total North America Segment	$573.4	$543.7	$29.7	5.5%	8.8%	(2.7)%	(0.4)%
International
Regulated Waste and Compliance Services	$82.6	$90.5	$(7.9)	(8.8)%	(0.7)%	(1.9)%	(6.2)%
Secure Information Destruction Services	28.3	30.0	(1.7)	(5.6)%	2.1%	—%	(7.7)%
Total International Segment	$110.9	$120.5	$(9.6)	(8.0)%	—%	(1.5)%	(6.5)%
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
Revenues for the first quarter of 2023, were $684.3 million, an increase of $20.1 million, or 3.0%, compared to $664.2 million for the first quarter of 2022. Organic revenues grew $46.7 million, or 7.2%. SID organic revenue growth was $24.9 million, or 11.8%, which was mainly due to pricing and higher recycled paper revenues and RWCS organic revenues growth was $21.8 million, or 5.0%, mainly driven by our three pricing levers, which include pricing in existing contracts, new customer pricing and surcharges and fees. The impact of divestitures was $16.6 million, or 2.5%, which includes the divestiture of CRS in the fourth quarter of 2022, and unfavorable foreign exchange rates were $10.0 million, or 1.5%.
North America revenues increased $29.7 million, or 5.5%, for the three months ended March 31, 2023, to $573.4 million from $543.7 million for the three months ended March 31, 2022. Organic revenues increased $46.7 million, or 8.8%, primarily due to SID organic revenue increases due to our pricing levers, including fuel and environmental and recycling recovery surcharges; and higher recycled paper revenues, driven by higher SOP pricing. The RWCS organic revenue increases were mainly driven by our three pricing levers, which include pricing in existing contracts, new customer pricing and surcharges and fees. Additionally, the impact of divestitures was $14.9 million, or 2.7% and unfavorable foreign exchange rates were $2.1 million, or 0.4%.
International revenues decreased $9.6 million, or 8.0%, for the three months ended March 31, 2023, to $110.9 million from $120.5 million for the three months ended March 31, 2022. The decrease was due to the impact of foreign exchange rates of $7.9 million, or 6.5%, the impact of divestitures of $1.8 million, or 1.5%, and lower organic RWCS revenues due to lower waste volumes. SID organic revenues were higher mainly due to our pricing levers, partially offset by reduced volume.

2023 Q1 10-Q Report	Stericycle, Inc. ●	21

Gross profit:

In millions
	Three Months Ended March 31,
	2023		2022		Change
	$	% Revenues	$	% Revenues	$	%
Gross profit	261.0	38.1%	244.5	36.8%	16.5	6.7%
The increase in the three months ended March 31, 2023, compared to the 2022 comparable period, was primarily due to our pricing levers which resulted in revenue flow through, which was partially offset by higher fleet and facility costs, and the impacts of the divestiture and foreign exchange.
SG&A:

In millions
	Three Months Ended March 31,
	2023		2022		Change
	$	% Revenues	$	% Revenues	$	%
SG&A	216.0	31.6%	238.6	35.9%	(22.6)	(9.5)%
For the three months ended March 31, 2023, compared to the 2022 comparable period, we incurred lower SG&A charges associated with certain key priorities and other significant matters discussed above, primarily due to Litigation, Settlement and Regulatory Compliance matters. Additionally, the remaining change in SG&A was due to impacts of the divestiture, lower bad debt expense, foreign exchange rates, and lower annual incentive compensation expense, partially offset by increased stock based compensation expense.
Divestiture losses, net:

In millions
	Three Months Ended March 31,
	2023		2022		Change
	$	% Revenues	$	% Revenues	$	%
Divestiture losses, net	5.0	0.7%	—	—%	5.0	nm
nm - percentage change not meaningful
For additional information see Part I, Item I. Financial Statements; Note 3 — Divestitures in the Condensed Consolidated Financial Statements.
Segment Profitability:
Segment profitability and a reconciliation of the total for segment profitability to income from operations was as follows:

In millions
	Three Months Ended March 31,
	2023		2022		Change 2023 versus 2022
	$	% Segment Revenues	$	% Segment Revenues	$	%
Adjusted Income from Operations
North America	$160.3	28.0%	$134.6	24.8%	$25.7	19.1%
International	10.3	9.3%	11.4	9.5%	(1.1)	(9.6)%
Other Costs	(85.9)	nm	(87.0)	nm	1.1	1.3%
Total	$84.7	12.4%	$59.0	8.9%	$25.7	43.6%

Reconciliation to Income from operations:
Adjusted Income from Operations	$84.7		$59.0
Adjusting Items Total (1)	(44.7)		(53.1)
Income from operations	$40.0		$5.9
nm - percentage change not meaningful
(1)See Part I, Item 1. Financial Statements; Note 7 — Segment Reporting in the Condensed Consolidated Financial Statements for more detail.

2023 Q1 10-Q Report	Stericycle, Inc. ●	22

Adjusted Income from Operations for North America increased for the three months ended March 31, 2023, compared to the 2022 comparable period. Adjusted Income from Operations increased due to gross profit improvement, primarily driven by pricing flow through, and lower bad debt expense. These increases were partially offset by higher fleet and facility costs, and the impact of the divestiture.
Adjusted Income from Operations for International decreased for the three months ended March 31, 2023, compared to the 2022 comparable period. The decrease was primarily driven by lower RWCS revenues and corresponding flow through; higher supply chain and other inflationary costs; and the impact of foreign exchange; these were partially offset by SID pricing levers.
Adjusted Loss from Operations for Other Costs decreased for the three months ended March 31, 2023, compared to the 2022 comparable period. The decrease was primarily driven by lower annual incentive compensation expense, partially offset by increased stock based compensation expense.
Interest expense, net:

In millions
	Three Months Ended March 31,
	2023		2022		Change
	$	% Revenues	$	% Revenues	$	%
Interest expense, net	20.4	3.0%	16.3	2.5%	4.1	25.2%
The increase for the three months ended March 31, 2023, as compared to 2022, was due to higher weighted-average interest rates on the variable portion of our debt. The three months ended March 31, 2022, also includes $0.7 million in interest income associated with an IRS refund. For further information see Part I, Item I. Financial Statements; Note 4 — Debt in the Condensed Consolidated Financial Statements.
Other income (expense), net:

In millions
	Three Months Ended March 31,
	2023		2022		Change
	$	% Revenues	$	% Revenues	$	%
Other income (expense), net	0.2	—%	(0.8)	(0.1)%	1.0	125.0%
Other income (expense), net is primarily comprised of foreign exchange gains (losses).
Income tax expense:

In millions
	Three Months Ended March 31,
	2023		2022		Change
	$	Effective Rate	$	Effective Rate	$	%
Income tax expense	8.5	42.9%	2.9	(25.9)%	5.6	193.1%
For further information, see Part I, Item I. Financial Statements; Note 5 — Income Taxes in the Condensed Consolidated Financial Statements.

2023 Q1 10-Q Report	Stericycle, Inc. ●	23

Liquidity and Capital Resources
The Company believes that it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its shareholders. Operating cash flows and the Company’s $1.2 billion Credit Facility are the Company’s primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s long-term debt obligations, and capital expenditures necessary to support growth and productivity improvements. As of March 31, 2023, we had approximately $981.4 million of available capacity in the $1.2 billion Credit Facility. If the Company's 2024 Senior Notes are still outstanding 91 days prior to their respective maturity date (the “Springing Maturity Date”), then the Credit Agreement maturity date will be the Springing Maturity Date. To the extent the Company needs to add additional funding options to meet additional liquidity requirements or diversify its funding portfolio, the Company could seek additional financing from alternative sources, including approaching the capital markets. In the second and third quarters of 2022, the Company had paid a total of $81 million of the planned approximately $90 million due to the DOJ, SEC, and Brazil authorities in accordance with the FCPA Settlement. In the second quarter of 2023, the Company paid substantially all of the remaining settlement amounts due to the DOJ and Brazil authorities. For further details concerning these matters see Part I, Item I. Financial Statements; Note 4 — Debt and Note 8 – Commitments and Contingencies in the Condensed Consolidated Financial Statements.
Cash Flow Summary:
The following table shows cash flow information for the Company by activity:

In millions
	Three Months Ended March 31,
	2023	2022
Net cash from operating activities	$49.5	$(38.8)
Net cash from investing activities	(34.5)	(36.8)
Net cash from financing activities	(11.6)	79.4
Effect of exchange rate changes on cash and cash equivalents	0.6	0.2
Net change in cash and cash equivalents	$4.0	$4.0
Operating Cash Flows: Net cash provided from operating activities increased $88.3 million in the three months ended March 31, 2023, to an inflow of $49.5 million from an outflow of $38.8 million in the three months ended March 31, 2022. The year-over-year increase of $88.3 million was primarily driven by accounts receivable of $32.9 million, primarily due to an improvement in DSO; higher operating income of $30.8 million; lower annual incentive compensation payments of $22.3 million; and other net working capital improvements of $2.3 million.
DSO as of March 31, 2023, as reported was 56 days, compared to 63 days as of March 31, 2022. The difference was mainly driven by prior year timing of North America SID customer billing and collections.
Investing Cash Flows: Net cash from investing activities outflow decreased $2.3 million in the three months ended March 31, 2023, to $34.5 million from $36.8 million in the three months ended March 31, 2022. Our cash paid for capital expenditures decreased by $1.1 million to $36.4 million from $37.5 million in the three months ended March 31, 2022.
Financing Cash Flows: Net cash from financing activities decreased $91.0 million in the three months ended March 31, 2023, to an outflow of $11.6 million from an inflow of $79.4 million in the three months ended March 31, 2022. Our net borrowings on our Credit Facility and Term Loan were $3.9 million in the three months ended March 31, 2023, compared to net borrowings of $91.9 million in the three months ended March 31, 2022.
Critical Accounting Policies and Estimates
As discussed in our 2022 Form 10-K, the preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. There were no material changes from the information provided therein.

2023 Q1 10-Q Report	Stericycle, Inc. ●	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices, including SOP, diesel fuel, utilities and foreign currency rates. We do not specifically hedge our exposure to these risks.
We are subject to market risks arising from changes in interest rates which relate primarily to our financing activities. We performed a sensitivity analysis to determine how market rate changes might affect the fair value of our market risk-sensitive debt instruments (variable rate debt) which in aggregate as of March 31, 2023, are 23.7% of total aggregate debt. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate debt would be approximately $3.6 million on a pre-tax basis.
We are subject to market risks arising from changes in the prices for commodities such as SOP, diesel fuel, and utilities. For example, historically diesel fuel has been approximately five percent of our Cost of revenues. As the market prices for these commodities increase or decrease, our revenues, operating costs and margins may also increase or decrease. Variability in commodity prices can also impact the margins of our business as certain components of our revenue are structured as a pass through of costs, including fuel surcharges as changes in diesel costs are generally offset in Revenues through our indexed fuel surcharges.
There were no other material changes from the information provided in our 2022 Form 10-K.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as amended (the Exchange Act)) are effective as of March 31, 2023, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2023, there were no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

2023 Q1 10-Q Report	Stericycle, Inc. ●	25

Table of Contents	PART II

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

Further information pertaining to legal proceedings can be found in Part I, Item I. Financial Statements; Note 8 — Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements and is incorporated herein by reference.
Item 1A. Risk Factors

In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the 2022 Form 10-K and subsequent Quarterly Reports on Form 10-Q and the factors identified under “Safe Harbor Statement” at the beginning of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the 2022 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to the risk factors included in the 2022 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended March 31, 2023.

2023 Q1 10-Q Report	Stericycle, Inc. ●	26

Table of Contents	PART IV
Item 6. Exhibits

The following exhibits are filed or furnished as part of this report:
Exhibit Index

Exhibit Index	Description
3.1	Amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1/A declared effective on August 22, 1996)
3.2	First certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed November 29, 1999)
3.3	Second certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-K for 2002)
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

3.10	Amended and restated bylaws (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed December 15, 2022
10.1	Form of Restricted Stock Unit Award Agreement under the 2021 Long-Term Incentive Plan
10.2	Form of Performance Stock Unit Award Agreement under the 2021 Long-Term Incentive Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income (Loss); (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Equity and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* The Company agrees to furnish supplementally a copy of any omitted exhibit or appendix to the Securities and Exchange Commission upon request.

2023 Q1 10-Q Report	Stericycle, Inc. ●	27

Table of Contents	SIGNATURES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: April 27, 2023

STERICYCLE, INC.
(Registrant)
By: /s/ JANET H. ZELENKA
Janet H. Zelenka
Executive Vice President, Chief Financial Officer & Chief Information Officer

2023 Q1 10-Q Report	Stericycle, Inc. ●	28