Form 10-Q
period 2023-06-30
STERICYCLE INC
filed 2023-07-27
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
[Mark One]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On July 24, 2023, there were 92,521,649 shares of the Registrant’s Common Stock outstanding.

2023 Q2 10-Q Report	Stericycle, Inc. ●	3

Glossary of Defined Terms
Unless the context requires otherwise, the “Company”, “Stericycle”, “we”, “us”, or “our” refers to Stericycle, Inc. on a consolidated basis. The Company also uses several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined below:

Abbreviation	Description
2022 Form 10-K	Annual report on Form 10-K for the year ended December 31, 2022
Adjusted Income from Operations	Income from Operations adjusted for certain items discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
AICPA	American Institute of Certified Public Accountants
COVID-19	The global novel coronavirus disease 2019 outbreak, which the World Health Organization declared to be a pandemic
Credit Agreement	Credit Agreement dated September 30, 2021, First Amendment dated April 26, 2022, and Second Amendment dated June 15, 2023, among the Company and certain subsidiaries as borrowers. Bank of America, N.A., as administrative agent, swing line lender, a lender and a letter of credit issuer and the other lenders party thereto, as amended
Credit Agreement Defined Debt Leverage Ratio	As of any date of determination, the ratio of (a) (i) Consolidated Funded Indebtedness as of such date minus (ii) Unrestricted Cash as of such date to (b) Consolidated EBITDA (as defined in the Credit agreement) for the period of four fiscal quarters most recently ended on or prior to such date
Credit Facility	The Company's $1.2 billion credit facility due in September of 2026 granted under the terms of the Credit Agreement
CRS	Communication and Related Services (Divested December 2022)
DEA	U.S. Drug Enforcement Administration. The DEA is a division of the U.S. Department of Justice. It is the federal agency which regulates the manufacture, dispensing, storage, and shipment of controlled substances including medications with human abuse potential
DOJ	U.S. Department of Justice
Domestic Environmental Solutions	Hazardous Waste Solutions and Manufacturing and Industrial Services (Divested April 2020)
DSO	Days Sales Outstanding, defined as the average number of days that it takes a company to collect payment after revenue has been recorded, computed as the trailing twelve months of Revenues for the period ended DSO, divided by the Accounts Receivable balance at the end of the period
DTSC	U.S. Department of Toxic Substances Control
EBITDA	Earnings Before Interest, Taxes, Depreciation & Amortization. Another common financial term utilized by Stericycle to analyze the core profitability of the business before interest, tax, depreciation and amortization
Enviri	Enviri Corporation, a Delaware Corporation, formerly known as Harsco Corporation
ERP	Enterprise Resource Planning
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
FCPA Settlement	FCPA Settlement with the Securities and Exchange Commission, the Department of Justice and Brazil authorities of approximately $90 million and engagement of an independent compliance monitor for 2 years and self-reporting for additional year
International
Operating segment including Europe, Middle East, Asia Pacific (Divested our Korea operations in June 2023, which was our last remaining Asia Pacific business) and Latin America (Divested our Brazil operations in April 2023, which was our last remaining Latin America business) Business operations outside of North America

IRS	U.S. Internal Revenue Service
LIBOR	London Interbank Offered Rate - benchmark interest rate that was replaced by SOFR
North America	Operating segment in North America, including U.S., Canada and Puerto Rico
NOV	Notice of Violation
Other Costs	Represents corporate enabling and shared services costs, annual incentive and stock-based compensation
Purchase Agreement	Stock Purchase Agreement, dated as of February 6, 2020, by and between Stericycle, Inc., and the Harsco Corporation (now known as Enviri Corporation) and CEI Holding LLC, a Delaware limited liability company and subsidiary of Harsco Corporation (now known as Enviri Corporation)
PSU	Performance-based Restricted Stock Unit
RSU	Restricted Stock Unit
RWCS	Regulated Waste and Compliance Services, a business unit that provides regulated medical waste services
SEC	U.S. Securities and Exchanges Commission
Senior Notes	5.375% ($600.0 million) Senior Notes due July 2024 and 3.875% ($500.0 million) Senior Notes due January 2029
SG&A	Selling, general and administrative expenses
SID	Secure Information Destruction Services, a business unit that provides confidential customer material shredding services and recycling of shredded paper
SOFR	Secured Overnight Financing Rate - benchmark interest rate that replaced LIBOR
SOP	Sorted Office Paper
SQ Settlement	Small quantity medical waste customers class action settlement of $295.0 million
Term Facility	Aggregate amount of commitments made by any lender under the terms of the Credit Agreement
Term Loans	Advances made by any lender under the Term Facility
TSA	Transition Services Agreement
UAE	United Arab Emirates
U.S.	United States of America
U.S. GAAP	U.S. Generally Accepted Accounting Principles

2023 Q2 10-Q Report	Stericycle, Inc. ●	4

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited)

In millions, except per share data
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$669.5	$679.8	$1,353.8	$1,344.0
Cost of revenues	418.4	419.3	841.7	839.0
Gross profit	251.1	260.5	512.1	505.0
Selling, general and administrative expenses	220.9	222.4	436.9	461.0
Divestiture losses, net	54.2	—	59.2	—
(Loss) income from operations	(24.0)	38.1	16.0	44.0
Interest expense, net	(19.1)	(18.5)	(39.5)	(34.8)
Other expense, net	(0.6)	(0.7)	(0.4)	(1.5)
(Loss) income before income taxes	(43.7)	18.9	(23.9)	7.7
Income tax expense	(5.8)	(8.4)	(14.3)	(11.3)
Net (loss) income	(49.5)	10.5	(38.2)	(3.6)
Net (loss) income attributable to noncontrolling interests	—	—	(0.1)	(0.2)
Net (loss) income attributable to Stericycle, Inc. common shareholders	$(49.5)	$10.5	$(38.3)	$(3.8)

(Loss) income per common share attributable to Stericycle, Inc. common shareholders:
Basic	$(0.54)	$0.11	$(0.41)	$(0.04)
Diluted	$(0.54)	$0.11	$(0.41)	$(0.04)
Weighted average number of common shares outstanding:
Basic	92.5	92.1	92.3	92.0
Diluted	92.5	92.2	92.3	92.0
See accompanying Notes to Condensed Consolidated Financial Statements.

2023 Q2 10-Q Report	Stericycle, Inc. ●	5

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(49.5)	$10.5	$(38.2)	$(3.6)

Other comprehensive income (loss):
Currency translation adjustments	6.1	(46.0)	14.0	(54.9)
Cumulative currency translation gain realized through disposition of Republic of Korea operations	(2.7)	—	(2.7)	—
Cumulative currency translation loss realized through disposition of Australia and Singapore operations	2.2	—	2.2	—
Cumulative currency translation loss realized through disposition of Brazil operations	70.1	—	70.1	—
Total other comprehensive income (loss)	75.7	(46.0)	83.6	(54.9)

Comprehensive income (loss)	26.2	(35.5)	45.4	(58.5)
Less: comprehensive (loss) attributable to noncontrolling interests	—	(0.1)	(2.2)	(0.3)
Comprehensive income (loss) attributable to Stericycle, Inc. common shareholders	$26.2	$(35.4)	$47.6	$(58.2)
See accompanying Notes to Condensed Consolidated Financial Statements.

2023 Q2 10-Q Report	Stericycle, Inc. ●	6

STERICYCLE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except per share data
	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$30.7	$56.0
Accounts receivable, less allowance for doubtful accounts of $44.1 in 2023 and $53.3 in 2022	410.3	414.5
Prepaid expenses	33.5	33.2
Other current assets	52.7	55.0
Total Current Assets	527.2	558.7
Property, plant and equipment, less accumulated depreciation of $662.0 in 2023 and $657.7 in 2022	692.5	715.7
Operating lease right-of-use assets	431.1	398.9
Goodwill	2,751.9	2,784.9
Intangible assets, less accumulated amortization of $873.2 in 2023 and $823.3 in 2022	743.8	811.1
Other assets	66.6	64.8
Total Assets	$5,213.1	$5,334.1
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$15.6	$22.3
Bank overdrafts	—	2.9
Accounts payable	207.0	213.5
Accrued liabilities	243.2	244.1
Operating lease liabilities	99.6	91.2
Other current liabilities	53.7	47.9
Total Current Liabilities	619.1	621.9
Long-term debt, net	1,293.7	1,484.0
Long-term operating lease liabilities	352.4	329.0
Deferred income taxes	429.0	427.0
Long-term income taxes payable	9.3	11.8
Other liabilities	26.8	35.9
Total Liabilities	2,730.3	2,909.6

Commitments and contingencies

EQUITY
Common stock (par value $0.01 per share, 120.0 shares authorized, 92.5 and 92.2 issued and outstanding in 2023 and 2022, respectively)	0.9	0.9
Additional paid-in capital	1,299.8	1,285.4
Retained earnings	1,372.5	1,410.8
Accumulated other comprehensive loss	(191.0)	(276.9)
Total Stericycle, Inc.’s Equity	2,482.2	2,420.2
Noncontrolling interests	0.6	4.3
Total Equity	2,482.8	2,424.5
Total Liabilities and Equity	$5,213.1	$5,334.1
See accompanying Notes to Condensed Consolidated Financial Statements.

2023 Q2 10-Q Report	Stericycle, Inc. ●	7

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In millions
	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(38.2)	$(3.6)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	52.6	54.3
Intangible amortization	56.3	63.2
Stock-based compensation expense	17.8	12.6
Deferred income taxes	4.9	5.2
Divestiture losses, net	59.2	—
Asset impairments, (gain) loss on disposal of property plant and equipment and other charges	3.1	0.3
Other, net	1.2	1.6
Changes in operating assets and liabilities:
Accounts receivable	(1.3)	(53.4)
Prepaid expenses	(1.6)	10.0
Accounts payable	(1.5)	(12.5)
Accrued liabilities	8.4	(91.6)
Other assets and liabilities	(6.0)	(4.5)
Net cash from operating activities	154.9	(18.4)
INVESTING ACTIVITIES:
Capital expenditures	(63.7)	(70.0)
Proceeds from divestiture of businesses, net	88.9	1.6
Other, net	1.2	0.8
Net cash from investing activities	26.4	(67.6)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(10.0)	(8.4)
Proceeds from foreign bank debt	0.1	—
Repayments of foreign bank debt	(0.3)	(0.1)
Repayments of term loan	(50.0)	—
Proceeds from credit facility	601.0	732.5
Repayments of credit facility	(737.7)	(637.9)
Repayment of bank overdrafts	(2.9)	(0.6)
Payments of finance lease obligations	(1.4)	(1.3)
Proceeds from issuance of common stock, net of (payments of) taxes from withheld shares	(5.2)	(5.2)
Payments to noncontrolling interest	(1.5)	—
Net cash from financing activities	(207.9)	79.0
Effect of exchange rate changes on cash and cash equivalents	1.3	(2.7)
Net change in cash and cash equivalents	(25.3)	(9.7)
Cash and cash equivalents at beginning of period	56.0	55.6
Cash and cash equivalents at end of period	$30.7	$45.9

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$38.0	$31.9
Income taxes paid, net	$13.7	$4.0
Capital expenditures in Accounts payable	$21.9	$30.8
See accompanying Notes to Condensed Consolidated Financial Statements.

2023 Q2 10-Q Report	Stericycle, Inc. ●	8

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of April 1, 2023	92.4	$0.9	$1,289.2	$1,422.0	$(266.7)	$0.6	$2,446.0
Net loss	—	—	—	(49.5)	—	—	(49.5)
Currency translation adjustment	—	—	—	—	6.1	—	6.1
Cumulative currency translation gain realized through disposition of Republic of Korea operations	—	—	—	—	(2.7)	—	(2.7)
Cumulative currency translation loss realized through disposition of Australia and Singapore operations	—	—	—	—	2.2	—	2.2
Cumulative currency translation loss realized through disposition of Brazil operations	—	—	—	—	70.1	—	70.1
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.1	—	(0.3)	—	—	—	(0.3)
Stock-based compensation expense	—	—	10.9	—	—	—	10.9
Changes in noncontrolling interest	—	—	—	—	—	—	—
Balance as of June 30, 2023	92.5	$0.9	$1,299.8	$1,372.5	$(191.0)	$0.6	$2,482.8

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of April 1, 2022	92.1	$0.9	$1,263.4	$1,340.5	$(227.3)	$3.9	$2,381.4
Net income	—	—	—	10.5	—	—	10.5
Currency translation adjustment	—	—	—	—	(45.9)	(0.1)	(46.0)
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	7.8	—	—	—	7.8
Balance as of June 30, 2022	92.1	$0.9	$1,271.2	$1,351.0	$(273.2)	$3.8	$2,353.7
See accompanying Notes to Condensed Consolidated Financial Statements.

2023 Q2 10-Q Report	Stericycle, Inc. ●	9

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2022	92.2	$0.9	$1,285.4	$1,410.8	$(276.9)	$4.3	$2,424.5
Net (loss) income	—	—	—	(38.3)	—	0.1	(38.2)
Currency translation adjustment	—	—	—	—	16.3	(2.3)	14.0
Cumulative currency translation gain realized through disposition of Republic of Korea operations	—	—	—	—	(2.7)	—	(2.7)
Cumulative currency translation loss realized through disposition of Australia and Singapore operations	—	—	—	—	2.2	—	2.2
Cumulative currency translation loss realized through disposition of Brazil operations	—	—	—	—	70.1	—	70.1
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.3	—	(3.4)	—	—	—	(3.4)
Stock-based compensation expense	—	—	17.8	—	—	—	17.8
Changes in noncontrolling interest	—	—	—	—	—	(1.5)	(1.5)
Balance as of June 30, 2023	92.5	$0.9	$1,299.8	$1,372.5	$(191.0)	$0.6	$2,482.8

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2021	91.9	$0.9	$1,261.8	$1,354.8	$(218.8)	$4.1	$2,402.8
Net (loss) income	—	—	—	(3.8)	—	0.2	(3.6)
Currency translation adjustment	—	—	—	—	(54.4)	(0.5)	(54.9)
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.2	—	(3.2)	—	—	—	(3.2)
Stock-based compensation expense	—	—	12.6	—	—	—	12.6
Balance as of June 30, 2022	92.1	$0.9	$1,271.2	$1,351.0	$(273.2)	$3.8	$2,353.7
See accompanying Notes to Condensed Consolidated Financial Statements.

2023 Q2 10-Q Report	Stericycle, Inc. ●	10

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
The accompanying unaudited condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022, have been prepared pursuant to the rules and regulations of the SEC for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements prepared in conformity with U.S. GAAP. In the opinion of management, however, all adjustments, consisting of normal recurring adjustments necessary to present fairly the results of operations, financial position and cash flows have been made. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2022 Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year or any other period.
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
The Company’s customers typically enter into a contract for the provision of services on a regular and scheduled basis, e.g., weekly, monthly or on an as needed basis over the contract term, e.g., one-time service. Under the contract terms, the Company receives fees based on a monthly, quarterly or annual rate and/or fees based on contractual rates depending upon measures including the volume, weight, and type of waste, number and size of containers collected, and weight and type of shredded paper.
Amounts are invoiced based on the terms of the underlying contract either on a regular basis, e.g., monthly or quarterly, or as services are performed and are generally due within a short period of time after invoicing based upon normal terms and conditions for our business type and the geography of the services performed.

2023 Q2 10-Q Report	Stericycle, Inc. ●	11

Disaggregation of Revenue
The following table presents revenues disaggregated by service and reportable segments:

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue by Service
Regulated Waste and Compliance Services	$444.7	$448.4	$896.0	$901.2
Secure Information Destruction Services	224.8	231.4	457.8	442.8
Total Revenues	$669.5	$679.8	$1,353.8	$1,344.0
North America
Regulated Waste and Compliance Services	$366.4	$365.6	$735.1	$727.8
Secure Information Destruction Services	198.8	203.0	403.5	384.5
Total North America Segment	$565.2	$568.6	$1,138.6	$1,112.3
International
Regulated Waste and Compliance Services	$78.3	$82.8	$160.9	$173.4
Secure Information Destruction Services	26.0	28.4	54.3	58.3
Total International Segment	$104.3	$111.2	$215.2	$231.7
Contract Liabilities
Contract liabilities as of June 30, 2023 and December 31, 2022, were $8.2 million and $7.9 million, respectively. Substantially all of the contract liabilities as of June 30, 2023, are expected to be recognized in Revenues, as the amounts are earned, which is anticipated over the next 12 months.
Contract Acquisition Costs
The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are deferred and amortized to SG&A over a weighted average estimated period of benefit of 6.5 years.
During the three months ended June 30, 2023 and 2022, the Company amortized $4.1 million and $3.5 million, respectively, of deferred sales incentives to SG&A. During the six months ended June 30, 2023 and 2022, the Company amortized $8.1 million and $7.0 million, respectively, of deferred sales incentives to SG&A.
Total contract acquisition costs, net of accumulated amortization, were classified as follows:

In millions
	June 30, 2023	December 31, 2022
Other current assets	$15.4	$14.2
Other assets	44.7	40.5
Total contract acquisition costs	$60.1	$54.7
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
The changes in allowance for doubtful accounts were reported as follows:

In millions
	Six Months Ended June 30,
	2023	2022
Beginning Balance	$53.3	$43.3
Bad debt expense, net of recoveries	4.5	16.6
Write-offs	(6.3)	(5.9)
Other changes(1)	(7.4)	0.4
Ending Balance	$44.1	$54.4
(1)Amounts consist primarily of 2023 divestitures of $6.4 million (principally Brazil) and currency translation adjustments.

2023 Q2 10-Q Report	Stericycle, Inc. ●	12

NOTE 3 — DIVESTITURES AND ASSET IMPAIRMENTS

North America Divestiture
On December 1, 2022, the Company completed the sale of our Communication Solutions business for cash proceeds of approximately $45.0 million. The transaction resulted in a divestiture gain of $15.6 million. In connection with the transaction, the Company entered into certain additional ancillary agreements including a TSA, for up to twelve months. The Company allocated and deferred $1.4 million of the proceeds, which will be recognized over the duration of the TSA period offsetting the expenses incurred to deliver TSA services not reimbursed by the buyer.
International Divestitures
On June 1, 2023, the Company exited its operations in the Republic of Korea, for cash proceeds of approximately $109.3 million. The transaction resulted in a second quarter divestiture pre-tax gain of $50.8 million, of which $2.7 million of gain relates to the reclassification of non-cash accumulated currency translation adjustments to earnings.
On May 24, 2023, the Company exited its operations in Australia and Singapore, for cash proceeds of approximately $2.9 million. The transaction resulted in a second quarter divestiture pre-tax loss of $7.3 million, of which $2.2 million of loss relates to the reclassification of non-cash accumulated currency translation adjustments to earnings.
On April 20, 2023, the Company exited its operations in Brazil for cash consideration to the acquirer of approximately $28.0 million. The transaction resulted in a second quarter divestiture pre-tax loss of $96.2 million, of which $70.1 million of loss relates to the reclassification of non-cash accumulated currency translation adjustments to earnings. In connection with the agreement, the Company entered into a TSA with the acquirer for a period of up to six months. The agreement provides for indemnifications to the acquirer against certain liabilities.
On January 19, 2023, the Company exited its International container manufacturing operations, for cash proceeds of approximately $2.2 million. The transaction resulted in a first quarter divestiture pre-tax loss of $5.0 million. In connection with the transaction, the Company entered into certain additional ancillary agreements, including an exclusive two-year supply agreement for containers.
In June 2023, the Company approved plans to divest its dental recycling business in the Netherlands and its SID joint venture in the UAE, resulting in second quarter pre-tax charges of $1.5 million.
In July 2023, the Company entered into a definitive agreement and completed the sale of the dental recycling business in Netherlands for nominal consideration.
Stericycle recognized the following pre-tax Divestiture losses (gains), net in the Condensed Consolidated Statements of (Loss) Income:

In millions
	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	(Gain) Loss - pre-cumulative currency translation	Cumulative currency translation (gain) loss realized	Total (Gain) Loss	(Gain) Loss - pre-cumulative currency translation	Cumulative currency translation (gain) loss realized	Total (Gain) Loss
Divestitures
International Segment
Republic of Korea Operations	$(48.1)	$(2.7)	$(50.8)	$(48.1)	$(2.7)	$(50.8)
Australia and Singapore Operations	5.1	2.2	7.3	5.1	2.2	7.3
Brazil Operations	26.1	70.1	96.2	26.1	70.1	96.2
International Container Manufacturing Operations	—	—	—	5.0	—	5.0
Other Businesses	1.5	—	1.5	1.5	—	1.5
Divestiture losses (gains), net	$(15.4)	$69.6	$54.2	$(10.4)	$69.6	$59.2
Revenues of the completed divestiture transactions in 2023, each individually contributed less than 1% or in aggregate approximately 2.9% of consolidated revenues in the year ended December 31, 2022.
Asset Impairments
On June 30, 2023, the Company recognized an impairment in COR of $3.4 million in International associated with certain long-lived assets, primarily property, plant and equipment, in Romania.

2023 Q2 10-Q Report	Stericycle, Inc. ●	13

NOTE 4 — DEBT

The Company’s long-term debt consisted of the following:

In millions
	June 30, 2023	December 31, 2022
$1.2 billion Credit Facility, due in 2026	$17.4	$154.1
$200 million Term Loan, due in 2026	150.0	200.0
$600 million Senior Notes, due in 2024	600.0	600.0
$500 million Senior Notes, due in 2029	500.0	500.0
Promissory notes and deferred consideration weighted average maturity of 3.1 years at 2023 and 3.4 years at 2022	34.6	44.7
Foreign bank debt weighted average maturity 4.5 years at 2023 and 5.0 years at 2022	0.2	0.4
Obligations under finance leases	16.6	18.2
Total debt	1,318.8	1,517.4
Less: current portion of total debt	15.6	22.3
Less: unamortized debt issuance costs	9.5	11.1
Long-term portion of total debt	$1,293.7	$1,484.0
The estimated fair value of our debt approximated $1.2 billion and $1.4 billion as of June 30, 2023 and December 31, 2022, respectively. These fair value amounts were estimated using an income approach by applying market interest rates for comparable instruments and developed based on inputs classified as Level 2.
The weighted average interest rates on long-term debt, excluding finance leases were as follows:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
$1.2 billion Credit Facility, due in 2026 (variable rate)	6.64%	5.92%
$200 million Term Loan, due in 2026 (variable rate)	6.50%	5.88%
$600 million Senior Notes, due in 2024 (fixed rate)	5.38%	5.38%
$500 million Senior Notes, due in 2029 (fixed rate)	3.88%	3.88%
Promissory notes and deferred consideration (fixed rate)	3.52%	3.49%
Foreign bank debt (fixed rate)	9.80%	9.80%
The Credit Agreement contains, among other covenants, a financial covenant requiring maintenance of a maximum Credit Agreement Defined Debt Leverage Ratio of 4.00 to 1.00 for any fiscal quarter ending on or after September 30, 2022, which includes, among other provisions, $50.0 million cash add backs to EBITDA with respect to any four fiscal quarter period ending on or before December 31, 2023. As of June 30, 2023, the Company was in compliance with its financial covenants. The Credit Agreement Defined Debt Leverage Ratio was 2.70 to 1.00, which was below the allowed maximum ratio of 4.00 to 1.00 as set forth in the amended Credit Agreement. If the Company's 2024 Senior Notes are still outstanding 91 days prior to their respective maturity date (the “Springing Maturity Date”), then the Credit Agreement maturity date will be the Springing Maturity Date.
The $600.0 million 2024 Senior Notes mature in July 2024. The Company currently has the ability and intent to refinance the 2024 Senior Notes on a long-term basis through available capacity under its Revolving Credit Facility.
Second Amendment
On June 15, 2023, we entered into a Second Amendment to the Credit Agreement. Among other provisions, the Second Amendment modifies the pricing reference from the Eurocurrency Rate Loans (LIBOR) to Term SOFR Loans as defined in the Credit Agreement and allows for higher capital leases now capped at $200 million in the aggregate.
Amounts committed to outstanding letters of credit and the unused portion of the Company's Senior Credit Facility were as follows:

In millions
	June 30, 2023	December 31, 2022
Outstanding letters of credit under Credit Facility	$59.1	$60.1
Unused portion of the Credit Facility	1,123.5	985.7

2023 Q2 10-Q Report	Stericycle, Inc. ●	14

NOTE 5 — INCOME TAXES

The Company reported an income tax expense of $5.8 million and $8.4 million for the three months ended June 30, 2023 and 2022, respectively. The effective tax rates for the three months ended June 30, 2023 and 2022, were (13.3)% and 44.4%, respectively. The effective tax rate for the three months ended June 30, 2023, reflects (i) impact from net non-deductible losses from divestitures, (ii) losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances and (iii) equity-based compensation awards expiring without a tax benefit. The effective tax rate for the three months ended June 30, 2022, reflects (i) losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances, and (ii) equity-based compensation awards expiring without a tax benefit.
The Company reported an income tax expense of $14.3 million and $11.3 million for the six months ended June 30, 2023 and 2022, respectively. The effective tax rates for the six months ended June 30, 2023 and 2022, were (59.8)% and 146.8%, respectively. The effective tax rate for the six months ended June 30, 2023, reflects (i) impact from net non-deductible losses from divestitures, (ii) losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances, and (iii) equity-based compensation awards expiring without a tax benefit. The effective tax rate for the six months ended June 30, 2022, reflects (i) losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances, and (ii) equity-based compensation awards expiring without a tax benefit.
NOTE 6 — (LOSS) EARNINGS PER COMMON SHARE

Basic (loss) earnings per share is computed by dividing Net (loss) income by the number of weighted average common shares outstanding during the reporting period. Diluted (loss) earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period, only in the periods in which such effect is dilutive.
The following table shows the effect of stock-based awards on the weighted average number of shares outstanding used in calculating diluted (loss) earnings per share:

In millions of shares
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average common shares outstanding - basic	92.5	92.1	92.3	92.0
Incremental shares outstanding related to stock-based awards (1)	—	0.1	—	—
Weighted average common shares outstanding - diluted	92.5	92.2	92.3	92.0
(1)In periods of net loss, stock-based awards are anti-dilutive and therefore excluded from the loss per share calculation.
Anti-dilutive stock-based awards excluded from the computation of diluted (loss) earnings per share using the treasury stock method include the following:

In thousands of shares
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Option awards	770	1,233	816	1,395
RSU awards	148	579	2	235
PSUs are offered to key employees and are subject to achievement of specified performance conditions. Contingently issuable shares are excluded from the computation of diluted (loss) earnings per share based on current period results. The shares would not be issuable if the end of the quarter were the end of the contingency period. If such goals are not met, no compensation expense is recognized, and any previously recognized compensation expense is reversed.

2023 Q2 10-Q Report	Stericycle, Inc. ●	15

NOTE 7 — SEGMENT REPORTING

The Company evaluates, oversees, and manages the financial performance of two operating and reportable segments – North America and International.
The following tables show financial information for the Company's reportable segments (see Note 2 – Revenues from Contracts with Customers for segment revenues):

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Adjusted Income from Operations
North America	$156.5	$148.9	$316.8	$283.5
International	8.4	8.4	18.7	19.8
Other Costs	(88.9)	(75.3)	(174.8)	(162.3)
Total Adjusted Income from Operations	$76.0	$82.0	$160.7	$141.0
The following table reconciles the Company's primary measure of segment profitability, Adjusted Income from Operations, to (Loss) income from operations:

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total Reportable Segment Adjusted Income from Operations	$76.0	$82.0	$160.7	$141.0
Adjusting Items:
ERP and System Modernization	(5.4)	(3.5)	(8.1)	(9.1)
Intangible Amortization	(28.1)	(30.8)	(56.3)	(63.2)
Portfolio Optimization	(54.2)	—	(59.8)	(1.3)
Litigation, Settlements and Regulatory Compliance	(8.9)	(9.6)	(17.1)	(23.4)
Asset Impairments	(3.4)	—	(3.4)	—
(Loss) income from operations	$(24.0)	$38.1	$16.0	$44.0
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

2023 Q2 10-Q Report	Stericycle, Inc. ●	16

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
Government Investigations. As previously reported, the Company entered into a deferred prosecution agreement (“DPA”) with the DOJ in 2022 in connection with its resolution of investigations by the DOJ, SEC, and various authorities in Brazil relating to the Company’s compliance with the FCPA and other anti-corruption laws with respect to operations in Latin America. Under the DPA, the DOJ agreed to defer criminal prosecution of the Company for a period of three years for charges of conspiring to violate the anti-bribery and books and records provisions of the FCPA. If the Company remains in compliance with the DPA during its three-year term, the deferred charge against the Company will be dismissed with prejudice. Under the Company's settlement with the SEC, the Company entered into an administrative resolution with the SEC with respect to violations of the anti-bribery, books and records and internal controls provisions of the FCPA. The Company also agreed to pay fines, penalties and disgorgement to the DOJ, SEC and various Brazil authorities in a total amount of approximately $90 million. In April 2023, the last settlement with a foreign authority obtained final approval. In the second quarter of 2023, the Company substantially completed its payment obligations under the settlements. In addition, under the settlements with the DOJ and with the SEC, the Company has engaged an independent compliance monitor for two years and will undertake compliance with self-reporting obligations for an additional year.
The Company is cooperating with an investigation by the office of the United States Attorney for the Southern District of New York (“SDNY”) and the United States Environmental Protection Agency into the Company’s historical compliance with federal environmental statutes, including the Resource Conservation and Recovery Act, in connection with the collection, transportation and disposal of hazardous waste by the Company’s former Domestic Environmental Solutions business unit. The Company has made an accrual in respect of this matter consistent with its accrual policies described above, which is not material.
The Company understands that the SDNY investigation discussed above also concerned allegations of False Claims Act (“FCA”) violations made in a qui tam action filed under seal in the United States District Court for the Southern District of New York, purportedly on behalf of the United States, California and several other states. The Company understands that the United States, California, and the other states named in the qui tam action have completed their investigations into alleged FCA violations and have declined to participate in the qui tam action. The Company has not been served with the qui tam Complaint but intends to defend itself vigorously if the qui tam relator pursues its action. The Company has not accrued any amounts in respect of this action and cannot estimate the reasonably possible loss or any range of reasonably possible losses that the Company may incur. The Company is unable to make such an estimate because, based on what the Company knows now, in the Company’s judgment, the factual and legal issues presented in this matter are sufficiently unique that the Company is unable to identify other circumstances sufficiently comparable to provide guidance in making estimates.
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

2023 Q2 10-Q Report	Stericycle, Inc. ●	17

Enviri Indemnification. Effective April 6, 2020, the Company completed the divestiture of its Domestic Environmental Solutions business to Enviri Corporation. Pursuant to the Purchase Agreement, the Company may have liability under certain indemnification claims for matters relating to the Domestic Environmental Solutions business, including potentially with respect to the SDNY investigation described above, the DEA Investigation matter discussed below, and other matters. Consistent with its accrual policies described previously, the Company has made accruals on various of these matters, which are neither individually nor collectively material.
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
Rancho Cordova, California, Permit Revocation. Separately, on August 15, 2019, the Company received from DTSC a written Intent to Deny Hazardous Waste Facility Permit Application for the Rancho Cordova facility. Following legal challenges, that DTSC action became final as of April 8, 2022, triggering an obligation to execute the closure plan set forth in the facility's permit. Consistent with its accrual policies described previously, the Company has made an accrual in the amount of its estimate of closure costs reasonably likely to be incurred and indemnified to Enviri under the Purchase Agreement, which is not material.
DEA Investigation. On February 11, 2020, the Company received an administrative subpoena from the DEA, which executed a search warrant at the Company’s former Domestic Environmental Solutions facility at Rancho Cordova, California and an administrative inspection warrant at the Company’s former facility in Indianapolis, Indiana for materials related to the former Domestic Environmental Solutions business of collecting, transporting, and destroying controlled substances from retail customers (the “ESOL Retail Controlled Substances Business”). On that same day, agents from the DTSC executed a separate search warrant at the Rancho Cordova facility. Since that time, the U.S. Attorney’s Office for the Eastern District of California (“USAO EDCA”) has been overseeing criminal and civil investigations of the ESOL Retail Controlled Substances Business. The USAO EDCA has informed the company that the investigations relate to the Company’s operation and sale of its former ESOL Retail Controlled Substances Business, that the Company may have civil liability under the Controlled Substances Act related to that business, and that the USAO EDCA is continuing the criminal investigation of the Company for potential violations of the Controlled Substances Act and other federal criminal statutes. The Company is cooperating with the civil and criminal investigations, which are ongoing.
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

2023 Q2 10-Q Report	Stericycle, Inc. ●	18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Safe Harbor Statement
This document may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. When we use words such as “believes”, “expects”, “anticipates”, “estimates”, “may”, “plan”, “will”, “goal”, or similar expressions, we are making forward-looking statements. Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of our management about future events and are therefore subject to risks and uncertainties, which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. Factors that could cause such differences include, among others, inflationary cost pressure in labor, supply chain, energy, and other expenses, decreases in the volume of regulated wastes or personal and confidential information collected from customers, the ability to implement the remaining phases of our ERP system, and disruptions resulting from deployment of our ERP system, disruptions in our supply chain, disruptions in or attacks on information technology systems, labor shortages, a recession or economic disruption in the U.S. and other countries, SOP pricing volatility or pricing volatility in other commodities, rising interest rates or a downgrade in our credit rating resulting in an increase in interest expense, changing market conditions in the healthcare industry, competition and demand for services in the regulated waste and secure information destruction industries, foreign exchange rate volatility in the jurisdictions in which we operate, changes in governmental regulation of the collection, transportation, treatment and disposal of regulated waste or the proper handling and protection of personal and confidential information, the level of government enforcement of regulations governing regulated waste collection and treatment or the proper handling and protection of personal and confidential information, charges related to portfolio optimization or the failure of acquisitions or divestitures to achieve the desired results, failure to consummate transactions with respect to non-core businesses, the obligations to service substantial indebtedness and comply with the covenants and restrictions contained in our credit agreements and notes, political, economic, and other risks related to our foreign operations, pandemics and the resulting impact on the results of operations, long-term remote work arrangements which may adversely affect our business, supply chain disruptions, disruptions in transportation services, restrictions on the ability of our team members to travel, closures of our facilities or the facilities of our customers and suppliers, changes in the volume of paper processed by our secure information destruction business and the revenue generated from the sale of SOP, weather and environmental changes related to climate change, requirements of customers and investors for net carbon zero emissions strategies, and the introduction of regulations for greenhouse gases, which could negatively affect our costs to operate, the outcome of pending, future or settled litigation or investigations including the investigation by the DEA discussed in Note 8 and litigation or investigations with respect to the U.S. Foreign Corrupt Practices Act and foreign anti-corruption laws, failure to maintain an effective system of internal control over financial reporting, as well as other factors described in our filings with the SEC, including our Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q. As a result, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends. We disclaim any obligation to update or revise any forward-looking or other statements contained herein other than in accordance with legal and regulatory obligations.

2023 Q2 10-Q Report	Stericycle, Inc. ●	19

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
Key business highlights include:
•Revenues decreased by 1.5% in the second quarter of 2023, primarily due to divestitures. Grew organic revenues(1) by 2.3% compared to the second quarter of 2022 with an increase in RWCS organic revenues of 4.7%.
•Reduced our Credit Agreement defined debt leverage ratio to 2.70X.
•Improved cash flow from operations by $173.3 million for the six months ended June 30, 2023 compared to the first half of 2022.
•Divested our Brazil, Republic of Korea, Australia, and Singapore businesses for net proceeds of approximately $84 million.
(1)See Results of Operations, Revenues for a reconciliation between total U.S. GAAP Revenues and Organic Revenues.
Other Developments
During the first half of 2023, we continued to experience inflationary cost increases in our underlying expenses, including fleet and facilities. Our quality of revenue initiative has continued to work to create a more flexible pricing model with necessary levers to adjust for inflationary cost challenges. We have the following pricing levers: (i) standardization of contractual language to build in pricing flexibility, affording us the opportunity to adjust pricing at contract anniversary and renewal, (ii) ability to adjust our rates at point of contracting for all new customers and purchasers of our one-time services, and (iii) ability to adjust surcharges and fees providing inflationary cost protection for commodity and other price volatility (e.g., fuel, SOP, environmental surcharges and service cost recovery fee).
As our customers return to office, we are monitoring SID customer service frequency, number of locations serviced, and resulting paper tonnage. Recycled paper tonnage for the first half of 2023 was approximately 245,000 tons compared to the first half of 2022 of approximately 267,000 tons. Divested businesses contributed approximately 11,000 tons through the first six months of 2022 and approximately 9,000 tons through their divestitures date in May 2023. The decline in SOP, excluding divestitures, was approximately 20,000 tons or 8%.
Key Business Priorities
In 2023, our five key business priorities remain the following:
•Quality of revenue – We have been executing against our foundational initiatives we launched to drive revenue quality and are executing against our next phase: (i) expanding service penetration, (ii) improving customer implementation velocity, and (iii) deepening customer partnerships by developing enhanced solutions.
•Operational efficiency, modernization, and innovation – We have been executing on our foundational initiatives we launched to drive operational efficiency, modernization and innovation and are executing on our next phase: (i) infrastructure and system modernization, (ii) fleet replacement and route and long-haul network improvements and (iii) SafeShield container rationalization and modernization.
•ERP implementation – In advance of our anticipated third quarter U.S. RWCS ERP launch, we successfully moved the technical code functionality for U.S. RWCS into our North America ERP production environment in July 2023. Stericycle is currently immersed in testing and readiness preparation and we anticipate deployment in the U.S. in the third quarter of 2023. This disciplined deployment approach to testing and readiness preparation allows us to mitigate risk and test data and functionality before deploying the ERP. We commenced activities for the international system modernization in the second half of 2022.
•Portfolio optimization – We expect to continue evaluating opportunities to further optimize our portfolio through a combination of asset rationalizations and strategic accretive tuck-in acquisitions, which streamlines our portfolio of businesses and allows us to focus more deeply on our core businesses. In the second quarter of 2023, we divested our Brazil, Republic of Korea, Australia, and Singapore operations for net proceeds of approximately $84 million.

2023 Q2 10-Q Report	Stericycle, Inc. ●	20

•Debt reduction and leverage improvement – We have reduced total net debt, as defined in the Credit Agreement (total debt, adding back unamortized debt issuance costs, less cash and cash equivalents), to $1.28 billion as of June 30, 2023. As of June 30, 2023, our amended Credit Facility defined Debt Leverage Ratio was 2.70X compared to 3.28X as of December 31, 2022, achieving our debt leverage ratio target of below 3.00X.
Certain Key Priorities and Other Significant Matters
The following table identifies certain key priorities and other significant matters impacting our business and how they are classified in the Condensed Consolidated Statements of (Loss) Income:

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Pre-tax items:
Included in COR
Asset Impairments	$3.4	$—	$3.4	$—
Total included in COR	3.4	—	3.4	—

Included in SG&A
ERP and System Modernization	5.4	3.5	8.1	9.1
Intangible Amortization	28.1	30.8	56.3	63.2
Portfolio Optimization	—	—	0.6	1.3
Litigation, Settlements and Regulatory Compliance	8.9	9.6	17.1	23.4
Total included in SG&A	42.4	43.9	82.1	97.0

Divestiture losses, net	54.2	—	59.2	—
Total included in (Loss) income from operations	$100.0	$43.9	$144.7	$97.0
ERP and System Modernization
For the periods presented of the ERP and System Modernization, we have recognized the following, reported in Other Costs:

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
North America
Operating expenditures	$5.1	$3.5	$7.7	$9.1
Capital expenditures	5.8	3.5	8.7	4.1
Total North America	$10.9	$7.0	$16.4	$13.2

International
Operating expenditures	$0.3	$—	$0.4	$—
Capital expenditures	—	—	—	—
Total International	$0.3	$—	$0.4	$—

Total operating expenditures	$5.4	$3.5	$8.1	$9.1
Total capital expenditures	5.8	3.5	8.7	4.1
Total ERP and System Modernization	$11.2	$7.0	$16.8	$13.2
As we continue to implement and deploy the North America ERP in our RWCS business, we will incur costs to develop and deploy the system, which includes additional capital expenditures as well as operating expenditures. Our international ERP system modernization commenced in 2022, which include enhancements and upgrades associated with European based RWCS and SID operations. We will continue to incur the current level of costs to maintain the legacy suite of applications also used by our international businesses during the system modernization.
Intangible Amortization
See table above of certain key priorities and other significant matters for intangible amortization expenses from acquisitions for the periods presented and how they are classified in the Condensed Consolidated Statements of (Loss) Income. The decrease in amortization expense is a result of divestitures and certain intangible assets that have reached the end of their useful lives.

2023 Q2 10-Q Report	Stericycle, Inc. ●	21

Portfolio Optimization
See table above of key priorities and other significant matters for portfolio optimization (including Divestiture losses, net) for the periods presented, and how they are classified in the Condensed Consolidated Statements of (Loss) Income. Consulting and professional fees are reported in Other Costs, while Divestiture losses, net are included in their respective segment.
Divestitures
We evaluate our portfolio of services on an ongoing basis with a country-by-country and service line-by-service line approach to assess long-term potential and identify potential business candidates for divestiture. Divestitures resulting from this evaluation may cause us to record significant charges, including those related to goodwill, other intangible assets, long-lived assets, and cumulative translation adjustments. For additional information see Part I, Item I. Financial Statements; Note 3 — Divestitures and Asset Impairments in the Condensed Consolidated Financial Statements.
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
See table above of certain key priorities and other significant matters for litigation, settlements and regulatory compliance charges. Among other things, the table reflects consulting and professional fees (including FCPA monitoring fees which commenced in 2023), contingent liability provisions and settlements, net of insurance recoveries, impacting our business for the periods presented, primarily in Other Costs. The three months ended June 30, 2023, includes a settlement charge associated with a vendor dispute of $4.0 million, other settlement charges of $0.6 million, and a FCPA settlement release of $0.9 million. The six months ended June 30, 2023, includes a value-added tax reclaim credit of $6.0 million, a settlement charge associated with a vendor dispute of $6.0 million, and other settlement charges of $5.6 million, of which $11.6 million is expected to be paid in the third quarter of 2023. In the first half of 2022, we accrued an additional $9.6 million for the FCPA Settlement, bringing the total cumulative charge to approximately $90 million. In the second and third quarters of 2022, the Company had paid a total of $81.0 million due to the DOJ, the SEC, and Brazil authorities in accordance with the FCPA Settlement. In the second quarter of 2023, the Company paid substantially all of the remaining settlement amounts due to the DOJ and Brazil authorities. See Part I, Item I. Financial Statements; Note 8 — Commitments and Contingencies in the Condensed Consolidated Financial Statements for additional details.
Asset Impairments
See table above of certain key priorities and other significant matters for asset impairments for the periods presented and how they are classified in the Condensed Consolidated Statements of (Loss) Income.
Impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment or in the equity markets, including the market value of our common shares, deterioration in our performance or our future projections, or changes in our plans for one or more reporting units or specified long-lived assets, among other factors. For additional information see Part I, Item I. Financial Statements; Note 3 — Divestitures and Asset Impairments in the Condensed Consolidated Financial Statements.

2023 Q2 10-Q Report	Stericycle, Inc. ●	22

Results of Operations
Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022:
Revenues (including Segment Revenues)
We analyze revenues by revenue service category and reportable segment which were as follows:

	Three Months Ended June 30,
	In millions				Components of Change (%)(1)
	2023	2022	Change ($)	Change (%)	Organic Growth(2)	Divestitures	Foreign Exchange(3)
Revenue by Service
Regulated Waste and Compliance Services	$444.7	$448.4	$(3.7)	(0.8)%	4.7%	(5.1)%	(0.1)%
Secure Information Destruction Services	224.8	231.4	(6.6)	(2.9)%	(2.1)%	(0.4)%	(0.4)%
Total Revenues	$669.5	$679.8	$(10.3)	(1.5)%	2.3%	(3.5)%	(0.2)%
North America
Regulated Waste and Compliance Services	$366.4	$365.6	$0.8	0.2%	4.8%	(4.2)%	(0.2)%
Secure Information Destruction Services	198.8	203.0	(4.2)	(2.1)%	(1.6)%	—%	(0.4)%
Total North America Segment	$565.2	$568.6	$(3.4)	(0.6)%	2.4%	(2.7)%	(0.3)%
International
Regulated Waste and Compliance Services	$78.3	$82.8	$(4.5)	(5.4)%	3.9%	(9.4)%	0.5%
Secure Information Destruction Services	26.0	28.4	(2.4)	(8.5)%	(5.4)%	(3.3)%	0.1%
Total International Segment	$104.3	$111.2	$(6.9)	(6.2)%	1.4%	(7.9)%	0.4%

	Six Months Ended June 30,
	In millions				Components of Change (%)(1)
	2023	2022	Change ($)	Change (%)	Organic Growth(2)	Divestitures	Foreign Exchange(3)
Revenue by Service
Regulated Waste and Compliance Services	$896.0	$901.2	$(5.2)	(0.6)%	4.6%	(4.4)%	(0.8)%
Secure Information Destruction Services	457.8	442.8	15.0	3.4%	4.6%	(0.2)%	(1.0)%
Total Revenues	$1,353.8	$1,344.0	$9.8	0.7%	4.6%	(3.0)%	(0.8)%
North America
Regulated Waste and Compliance Services	$735.1	$727.8	$7.3	1.0%	5.4%	(4.1)%	(0.2)%
Secure Information Destruction Services	403.5	384.5	19.0	4.9%	5.5%	—%	(0.6)%
Total North America Segment	$1,138.6	$1,112.3	$26.3	2.4%	5.4%	(2.7)%	(0.3)%
International
Regulated Waste and Compliance Services	$160.9	$173.4	$(12.5)	(7.2)%	1.3%	(5.5)%	(3.0)%
Secure Information Destruction Services	54.3	58.3	(4.0)	(6.9)%	(1.4)%	(1.6)%	(3.9)%
Total International Segment	$215.2	$231.7	$(16.5)	(7.1)%	0.6%	(4.5)%	(3.2)%
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
Revenues for the second quarter of 2023 were $669.5 million, a decrease of $10.3 million, or 1.5%, compared to $679.8 million for the second quarter of 2022. The decrease was primarily due to impacts of divestitures of $24.0 million or 3.5%, which includes the divestiture of CRS in the fourth quarter of 2022 and International businesses in 2023, and unfavorable foreign exchange rates of $1.2 million or 0.2%. Organic revenues grew $14.9 million, or 2.3%. RWCS organic revenues grew $19.7 million, or 4.7%, mainly driven by our three pricing levers, which include pricing in existing contracts, new customer pricing, surcharges and fees. SID organic revenues declined $4.8 million, or 2.1%, which was primarily due to lower indexed fuel and environmental surcharges, and recycled paper revenues.
Revenues for the six months ended June 30, 2023, were $1,353.8 million, an increase of $9.8 million, or 0.7%, compared to $1,344.0 million for the second quarter of 2022. Organic revenues grew $61.7 million, or 4.6%. RWCS organic revenues growth was $41.3 million, or 4.6%, mainly driven by our three pricing levers. SID organic revenue growth was $20.4 million, or 4.6%, which was mainly due to pricing and higher service revenues. The impact of

2023 Q2 10-Q Report	Stericycle, Inc. ●	23

divestitures was $40.6 million, or 3.0%, which includes the divestiture of CRS in the fourth quarter of 2022 and certain International operations in 2023, and unfavorable foreign exchange rates were $11.3 million, or 0.8%.
North America revenues decreased $3.4 million, or 0.6%, in the second quarter of 2023, to $565.2 million from $568.6 million in the second quarter of 2022. The decrease was primarily due to impacts of divestitures of $15.2 million, or 2.7% which includes the divestiture of CRS in the fourth quarter of 2022 and unfavorable foreign exchange rates of $1.7 million, or 0.3%. Organic revenues increased $13.5 million, or 2.4%, primarily due to higher RWCS organic revenues which were mainly driven by our three pricing levers. SID organic revenues decreased due to lower indexed fuel and environmental surcharges, and recycled paper revenues.
North America revenues increased $26.3 million, or 2.4%, for the six months ended June 30, 2023, to $1,138.6 million from $1,112.3 million for the six months ended June 30, 2022. Organic revenues increased $60.2 million, or 5.4%, primarily due to RWCS organic revenue increases which were mainly driven by our three pricing levers. SID organic revenues increased due to our pricing levers, which includes recycling recovery and fuel and environmental surcharges. Additionally, the impact of the CRS divestiture was $30.1 million, or 2.7%, and unfavorable foreign exchange rates were $3.8 million, or 0.3%.
International revenues decreased $6.9 million, or 6.2%, in the second quarter of 2023, to $104.3 million from $111.2 million in the second quarter of 2022. The decrease was due to the impact of divestitures of $8.7 million, or 7.9%, and decreased organic SID revenues due to lower recycled paper rates and volume. These decreases were partially offset by higher organic RWCS revenues due to pricing levers offset by lower waste volumes and favorable foreign exchange rates of $0.4 million, or 0.4%.
International revenues decreased $16.5 million, or 7.1%, for the six months ended June 30, 2023, to $215.2 million from $231.7 million for the six months ended June 30, 2022. The decrease was due to the impact of divestitures of $10.5 million, or 4.5%, unfavorable foreign exchange rates of $7.4 million, or 3.2%, and decreased organic SID revenues due to lower recycled paper rates and volume. These decreases were partially offset by higher organic RWCS revenues due to pricing levers.
Gross profit:

In millions
	Three Months Ended June 30,
	2023		2022		Change
	$	% Revenues	$	% Revenues	$	%
Gross profit	251.1	37.5%	260.5	38.3%	(9.4)	(3.6)%

In millions
	Six Months Ended June 30,
	2023		2022		Change
	$	% Revenues	$	% Revenues	$	%
Gross profit	512.1	37.8%	505.0	37.6%	7.1	1.4%
For the three months ended June 30, 2023, compared to the 2022 comparable period, the decrease in gross profit was primarily due to higher fleet costs, asset impairments, and the impacts of divestitures, partially offset by our pricing levers.
For the six months ended June 30, 2023, compared to the 2022 comparable period, the increase in gross profit was primarily due to our pricing levers, which was partially offset by higher fleet costs, asset impairments, and the impacts of divestitures and foreign exchange rates.

2023 Q2 10-Q Report	Stericycle, Inc. ●	24

SG&A:

In millions
	Three Months Ended June 30,
	2023		2022		Change
	$	% Revenues	$	% Revenues	$	%
SG&A	220.9	33.0%	222.4	32.7%	(1.5)	(0.7)%

In millions
	Six Months Ended June 30,
	2023		2022		Change
	$	% Revenues	$	% Revenues	$	%
SG&A	436.9	32.3%	461.0	34.3%	(24.1)	(5.2)%
For the three months ended June 30, 2023, compared to the 2022 comparable period, SG&A decreased, primarily due to the impacts of divestitures and lower bad debt expense; partially offset by higher annual incentive and stock based compensation expense.
For the six months ended June 30, 2023, compared to the 2022 comparable period, we incurred lower SG&A charges associated with certain key priorities and other significant matters discussed above, primarily due to Litigation, Settlement and Regulatory Compliance matters. Additionally, the remaining change in SG&A was due to the impacts of divestitures, lower bad debt expense, and the impact of foreign exchange rates. These decreases were partially offset by increased annual incentive and stock based compensation expense.
Divestiture losses, net:

In millions
	Three Months Ended June 30,
	2023		2022		Change
	$	% Revenues	$	% Revenues	$	%
Divestiture losses, net	54.2	8.1%	—	—%	54.2	nm

In millions
	Six Months Ended June 30,
	2023		2022		Change
	$	% Revenues	$	% Revenues	$	%
Divestiture losses, net	59.2	4.4%	—	—%	59.2	nm
nm - percentage change not meaningful for comparison
For additional information see Part I, Item I. Financial Statements; Note 3 — Divestitures and Asset Impairments in the Condensed Consolidated Financial Statements.

2023 Q2 10-Q Report	Stericycle, Inc. ●	25

Segment Profitability:
Segment profitability and a reconciliation of the total for segment profitability to (Loss) income from operations was as follows:

In millions
	Three Months Ended June 30,						Six Months Ended June 30,
	2023		2022		Change 2023 versus 2022		2023		2022		Change 2023 versus 2022
	$	% Segment Revenues	$	% Segment Revenues	$	%	$	% Segment Revenues	$	% Segment Revenues	$	%
Adjusted Income from Operations
North America	156.5	27.7%	148.9	26.2%	7.6	5.1%	316.8	27.8%	283.5	25.5%	33.3	11.7%
International	8.4	8.1%	8.4	7.6%	—	—%	18.7	8.7%	19.8	8.5%	(1.1)	(5.6)%
Other Costs	(88.9)	nm	(75.3)	nm	(13.6)	(18.1)%	(174.8)	nm	(162.3)	nm	(12.5)	(7.7)%
Total	76.0	11.4%	82.0	12.1%	(6.0)	(7.3)%	160.7	11.9%	141.0	10.5%	19.7	14.0%

Reconciliation to (Loss) income from operations
Adjusted Income from Operations	76.0		82.0				160.7		141.0
Adjusting Items Total (1)	(100.0)		(43.9)				(144.7)		(97.0)
(Loss) income from operations	(24.0)		38.1				16.0		44.0
nm - percentage change not meaningful for comparison
(1)See Part I, Item I. Financial Statements; Note 7 — Segment Reporting in the Condensed Consolidated Financial Statements for more detail.
Adjusted Income from Operations for North America increased for the three months ended June 30, 2023, compared to the 2022 comparable period, due to gross profit improvement primarily driven by pricing levers and lower bad debt expense. These increases were partially offset by higher fleet costs and the impact of the CRS divestiture.
Adjusted Income from Operations for North America increased for the six months ended June 30, 2023, compared to the 2022 comparable period, due to gross profit improvement primarily driven by pricing levers and lower bad debt expense. These increases were partially offset by the impact of the CRS divestiture and higher fleet costs.
Adjusted Income from Operations for International remained flat for the three months ended June 30, 2023, compared to the 2022 comparable period. Favorable RWCS pricing levers were offset by lower SID revenues, higher supply chain and other inflationary costs, and unfavorable foreign exchange rates.
Adjusted Income from Operations for International decreased for the six months ended June 30, 2023, compared to the 2022 comparable period. The decrease was primarily driven by lower SID revenues, higher supply chain and other inflationary costs, and unfavorable foreign exchange rates. These decreases were offset by favorable RWCS pricing levers.
Adjusted Loss from Operations for Other Costs increased for the three and six months ended June 30, 2023, compared to the respective 2022 comparable periods. These increases were primarily driven by higher incentive and stock based compensation expense.

2023 Q2 10-Q Report	Stericycle, Inc. ●	26

Interest expense, net:

In millions
	Three Months Ended June 30,
	2023		2022		Change
	$	% Revenues	$	% Revenues	$	%
Interest expense, net	19.1	2.9%	18.5	2.7%	0.6	3.2%

In millions
	Six Months Ended June 30,
	2023		2022		Change
	$	% Revenues	$	% Revenues	$	%
Interest expense, net	39.5	2.9%	34.8	2.6%	4.7	13.5%
The increase for the three and six months ended June 30, 2023, as compared to 2022, was due to higher weighted-average interest rates on the variable portion of our debt, partially offset by the decrease in our net debt. The six months ended June 30, 2022, also includes $0.7 million in interest income associated with an IRS refund. For further information see Part I, Item I. Financial Statements; Note 4 — Debt in the Condensed Consolidated Financial Statements.
Other expense, net:

In millions
	Three Months Ended June 30,
	2023		2022		Change
	$	% Revenues	$	% Revenues	$	%
Other expense, net	0.6	0.1%	0.7	0.1%	(0.1)	(14.3)%

In millions
	Six Months Ended June 30,
	2023		2022		Change
	$	% Revenues	$	% Revenues	$	%
Other expense, net	0.4	—%	1.5	0.1%	(1.1)	(73.3)%
Other expense, net is primarily comprised of foreign exchange (gains) losses.
Income tax expense:

In millions
	Three Months Ended June 30,
	2023		2022		Change
	$	Effective Rate	$	Effective Rate	$	%
Income tax expense	5.8	(13.3)%	8.4	44.4%	(2.6)	(31.0)%

In millions
	Six Months Ended June 30,
	2023		2022		Change
	$	Effective Rate	$	Effective Rate	$	%
Income tax expense	14.3	(59.8)%	11.3	146.8%	3.0	26.5%
For further information, see Part I, Item I. Financial Statements; Note 5 — Income Taxes in the Condensed Consolidated Financial Statements.

2023 Q2 10-Q Report	Stericycle, Inc. ●	27

Liquidity and Capital Resources
The Company believes that it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its shareholders. Operating cash flows and the Company’s $1.2 billion Credit Facility are the Company’s primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s long-term debt obligations, and capital expenditures necessary to support growth and productivity improvements. As of June 30, 2023, we had approximately $1.1 billion of available capacity in the $1.2 billion Credit Facility. If the Company's 2024 Senior Notes are still outstanding 91 days prior to their respective maturity date (the “Springing Maturity Date”), then the Credit Agreement maturity date will be the Springing Maturity Date. The $600.0 million 2024 Senior Notes mature in July 2024. The Company currently has the ability and intent to refinance the 2024 Senior Notes on a long-term basis through available capacity under its Revolving Credit Facility. In the second and third quarters of 2022, the Company had paid a total of $81.0 million of the planned approximately $90 million due to the DOJ, SEC, and Brazil authorities in accordance with the FCPA Settlement. In the second quarter of 2023, the Company paid substantially all of the remaining settlement amounts due to the DOJ and Brazil authorities. For further details concerning these matters see Part I, Item I. Financial Statements; Note 4 — Debt and Note 8 — Commitments and Contingencies in the Condensed Consolidated Financial Statements.
Cash Flow Summary:
The following table shows cash flow information for the Company by activity:

In millions
	Six Months Ended June 30,
	2023	2022
Net cash from operating activities	$154.9	$(18.4)
Net cash from investing activities	26.4	(67.6)
Net cash from financing activities	(207.9)	79.0
Effect of exchange rate changes on cash and cash equivalents	1.3	(2.7)
Net change in cash and cash equivalents	$(25.3)	$(9.7)
Operating Cash Flows: Net cash provided from operating activities increased $173.3 million in the first six months of 2023, to an inflow of $154.9 million from an outflow of $18.4 million in the six months ended June 30, 2022. The year-over-year increase of $173.3 million was primarily driven by lower FCPA settlement payments of $67.6 million; accounts receivable improvements of $52.1 million, primarily due to an improvement in DSO; higher cash generated from operating income of $23.3 million; lower annual incentive compensation payments of $22.3 million; and other working capital improvements of $8.0 million.
DSO as of June 30, 2023, as reported was 55 days, compared to 64 days as of June 30, 2022. The difference was mainly driven by the timing of North America Secure Information Destruction customer billing and collections in the prior year.
Investing Cash Flows: Net cash provided from investing activities increased $94.0 million in the first six months of 2023, to an inflow of $26.4 million from an outflow $67.6 million in the six months ended June 30, 2022, primarily driven by cash proceeds from divestitures of $88.9 million. Cash paid for capital expenditures decreased by $6.3 million to $63.7 million from $70.0 million in the six months ended June 30, 2022.
Financing Cash Flows: Net cash from financing activities decreased $286.9 million in the first six months of 2023, to an outflow of $207.9 million from an inflow of $79.0 million in the six months ended June 30, 2022. Our net repayments on our Credit Facility and Term Loan were $186.7 million in the six months ended June 30, 2023, compared to net borrowings of $94.6 million in the six months ended June 30, 2022.
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

2023 Q2 10-Q Report	Stericycle, Inc. ●	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices, including SOP, diesel fuel, utilities and foreign currency rates. We do not specifically hedge our exposure to these risks.
We are subject to market risks arising from changes in interest rates which relate primarily to our financing activities. We performed a sensitivity analysis to determine how market rate changes might affect the fair value of our market risk-sensitive debt instruments (variable rate debt) which in aggregate as of June 30, 2023, were 12.8% of total aggregate debt. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate debt would be approximately $1.7 million on a pre-tax basis.
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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as amended (the Exchange Act)) are effective as of June 30, 2023, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2023, there were no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

2023 Q2 10-Q Report	Stericycle, Inc. ●	29

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

Further information pertaining to legal proceedings can be found in Part I, Item I. Financial Statements; Note 8 — Commitments and Contingencies in the Condensed Consolidated Financial Statements and is incorporated herein by reference.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended June 30, 2023.

Item 5. Other Information
During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

2023 Q2 10-Q Report	Stericycle, Inc. ●	30

Item 6. Exhibits

The following exhibits are filed or furnished as part of this report:
Exhibit Index

Exhibit Index	Description
3.1	Amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1/A declared effective on August 22, 1996)
3.2	First certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed November 29, 1999)
3.3	Second certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-K for 2002)
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
10.1
Second amendment to the Credit Agreement, dated as of June 15, 2023, among Stericycle, Inc. and certain subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swing line lender, a lender and a letter of credit issuer, and the other lenders party thereto

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of (Loss) Income; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Equity and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

2023 Q2 10-Q Report	Stericycle, Inc. ●	31

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: July 27, 2023

STERICYCLE, INC.
(Registrant)
By: /s/ JANET H. ZELENKA
Janet H. Zelenka
Executive Vice President, Chief Financial Officer & Chief Information Officer

2023 Q2 10-Q Report	Stericycle, Inc. ●	32