Form 10-Q
period 2023-09-30
STERICYCLE INC
filed 2023-11-02
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
[Mark One]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On October 30, 2023, there were 92,523,391 shares of the Registrant’s Common Stock outstanding.

2023 Q3 10-Q Report	Stericycle, Inc. ●	3

Glossary of Defined Terms
Unless the context requires otherwise, the “Company”, “Stericycle”, “we”, “us”, or “our” refers to Stericycle, Inc. on a consolidated basis. The Company also uses several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined below:

Abbreviation	Description
2022 Form 10-K	Annual report on Form 10-K for the year ended December 31, 2022
Adjusted Income from Operations	Income from Operations adjusted for certain items discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Credit Agreement	Credit Agreement dated September 30, 2021, First Amendment dated April 26, 2022, and Second Amendment dated June 15, 2023, among the Company and certain subsidiaries as borrowers. Bank of America, N.A., as administrative agent, swing line lender, a lender and a letter of credit issuer and the other lenders party thereto, as amended
Credit Agreement Defined Debt Leverage Ratio	As of any date of determination, the ratio of (a) (i) Consolidated Funded Indebtedness as of such date minus (ii) Unrestricted Cash as of such date to (b) Consolidated EBITDA (each as defined in the Credit Agreement) for the period of four fiscal quarters most recently ended on or prior to such date
Credit Facility	The Company's $1.2 billion credit facility due in September of 2026 granted under the terms of the Credit Agreement
CRS	Communication and Related Services (Divested December 2022)
DEA	U.S. Drug Enforcement Administration. The DEA is a division of the DOJ. It is the federal agency which regulates the manufacture, dispensing, storage, and shipment of controlled substances including medications with human abuse potential
DOJ	U.S. Department of Justice
Domestic Environmental Solutions	Hazardous Waste Solutions and Manufacturing and Industrial Services (Divested April 2020)
DSO	Days Sales Outstanding as reported, defined as the average number of days that it takes a company to collect payment after revenue has been recorded, computed as the trailing twelve months of Revenues for the period ended, divided by the Accounts Receivable balance at the end of the period. Days Sales Outstanding, net of Deferred Revenues is similarly computed except Accounts Receivable balance is netted with Deferred Revenues.
DTSC	U.S. Department of Toxic Substances Control
EBITDA	Earnings Before Interest, Taxes, Depreciation & Amortization. Another common financial term utilized by Stericycle to analyze the core profitability of the business before interest, tax, depreciation and amortization
Enviri	Enviri Corporation, a Delaware Corporation, formerly known as Harsco Corporation
ERP	Enterprise Resource Planning
Exchange Act	U.S. Securities Exchange Act of 1934
FCPA	U.S. Foreign Corrupt Practices Act
FCPA Settlement	FCPA settlement with the SEC, the DOJ and Brazil authorities of approximately $90 million and engagement of an independent compliance monitor for 2 years and self-reporting for additional year
International	Operating segment including Europe, Middle East, Asia Pacific (Divested our Korea operations in June 2023, which was our last remaining Asia Pacific business) and Latin America (Divested our Brazil operations in April 2023, which was our last remaining Latin America business) Business operations outside of North America
IRS	U.S. Internal Revenue Service
LIBOR	London Interbank Offered Rate - benchmark interest rate that was replaced by SOFR
Net Debt	As defined in the Credit Agreement, adding back unamortized debt issuance costs, less cash and cash equivalents
North America	Operating segment in North America, including U.S., Canada and Puerto Rico
NOV	Notice of Violation
Other Costs	Represents corporate enabling and shared services costs, annual incentive and stock-based compensation
Purchase Agreement	Stock Purchase Agreement, dated as of February 6, 2020, by and between Stericycle, Inc., and the Harsco Corporation (now known as Enviri Corporation) and CEI Holding LLC, a Delaware limited liability company and subsidiary of Harsco Corporation (now known as Enviri Corporation)
PSU	Performance-based Restricted Stock Unit
RSU	Restricted Stock Unit
RWCS	Regulated Waste and Compliance Services, a business unit that provides regulated medical waste services
SEC	U.S. Securities and Exchange Commission
Senior Notes	5.375% ($600.0 million) Senior Notes due July 2024 and 3.875% ($500.0 million) Senior Notes due January 2029
SG&A	Selling, general and administrative expenses
SID	Secure Information Destruction Services, a business unit that provides confidential customer material shredding services and recycling of shredded paper
SOFR	Secured Overnight Financing Rate - benchmark interest rate that replaced LIBOR
SOP	Sorted Office Paper
SQ Settlement	Small quantity medical waste customers class action settlement of $295.0 million
Term Facility	Aggregate amount of commitments made by any lender under the terms of the Credit Agreement
Term Loans	Advances made by any lender under the Term Facility
TSA	Transition Services Agreement
UAE	United Arab Emirates
U.S.	United States of America
U.S. GAAP	U.S. Generally Accepted Accounting Principles

2023 Q3 10-Q Report	Stericycle, Inc. ●	4

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

In millions, except per share data
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$653.5	$690.3	$2,007.3	$2,034.4
Cost of revenues	407.8	424.1	1,249.5	1,263.3
Gross profit	245.7	266.2	757.8	771.1
Selling, general and administrative expenses	217.3	215.6	654.2	676.5
Divestiture losses, net (Note 3)	4.2	—	63.4	—
Income from operations	24.2	50.6	40.2	94.6
Interest expense, net	(17.4)	(19.8)	(56.9)	(54.6)
Other income (expense), net	0.1	2.3	(0.3)	0.8
Income (loss) before income taxes	6.9	33.1	(17.0)	40.8
Income tax expense	(4.8)	(5.1)	(19.1)	(16.4)
Net income (loss)	2.1	28.0	(36.1)	24.4
Net income attributable to noncontrolling interests	(0.1)	—	(0.2)	(0.2)
Net income (loss) attributable to Stericycle, Inc. common shareholders	$2.0	$28.0	$(36.3)	$24.2

Income (loss) per common share attributable to Stericycle, Inc. common shareholders:
Basic	$0.02	$0.30	$(0.39)	$0.26
Diluted	$0.02	$0.30	$(0.39)	$0.26
Weighted average number of common shares outstanding:
Basic	92.5	92.2	92.4	92.1
Diluted	92.9	92.4	92.4	92.4
See accompanying Notes to Condensed Consolidated Financial Statements.

2023 Q3 10-Q Report	Stericycle, Inc. ●	5

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$2.1	$28.0	$(36.1)	$24.4

Other comprehensive (loss) income:
Currency translation adjustments	(21.8)	(65.4)	(7.8)	(120.3)
Cumulative currency translation loss realized from divestitures	1.0	—	70.6	—
Total other comprehensive (loss) income	(20.8)	(65.4)	62.8	(120.3)

Comprehensive (loss) income	(18.7)	(37.4)	26.7	(95.9)
Less: comprehensive income (loss) attributable to noncontrolling interests	0.1	(0.3)	(2.1)	(0.6)
Comprehensive (loss) income attributable to Stericycle, Inc. common shareholders	$(18.8)	$(37.1)	$28.8	$(95.3)
See accompanying Notes to Condensed Consolidated Financial Statements.

2023 Q3 10-Q Report	Stericycle, Inc. ●	6

STERICYCLE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except per share data
	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$29.7	$56.0
Accounts receivable, less allowance for doubtful accounts of $47.1 in 2023 and $53.3 in 2022	465.6	414.5
Prepaid expenses	39.9	33.2
Other current assets	52.0	55.0
Total Current Assets	587.2	558.7
Property, plant and equipment, less accumulated depreciation of $665.3 in 2023 and $657.7 in 2022	702.8	715.7
Operating lease right-of-use assets	442.7	398.9
Goodwill	2,738.5	2,784.9
Intangible assets, less accumulated amortization of $889.2 in 2023 and $823.3 in 2022	708.0	811.1
Other assets	66.9	64.8
Total Assets	$5,246.1	$5,334.1
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$15.8	$22.3
Bank overdrafts	—	2.9
Accounts payable	202.5	213.5
Accrued liabilities	219.6	244.1
Operating lease liabilities	102.1	91.2
Deferred revenues	65.1	7.9
Other current liabilities	45.3	40.0
Total Current Liabilities	650.4	621.9
Long-term debt, net	1,297.0	1,484.0
Long-term operating lease liabilities	360.5	329.0
Deferred income taxes	426.1	427.0
Long-term income taxes payable	9.4	11.8
Other liabilities	26.4	35.9
Total Liabilities	2,769.8	2,909.6

Commitments and contingencies (Note 8 - Commitments and Contingencies)

EQUITY
Common stock (par value $0.01 per share, 120.0 shares authorized, 92.5 and 92.2 issued and outstanding in 2023 and 2022, respectively)	0.9	0.9
Additional paid-in capital	1,312.0	1,285.4
Retained earnings	1,374.5	1,410.8
Accumulated other comprehensive loss	(211.8)	(276.9)
Total Stericycle, Inc.’s Equity	2,475.6	2,420.2
Noncontrolling interests	0.7	4.3
Total Equity	2,476.3	2,424.5
Total Liabilities and Equity	$5,246.1	$5,334.1
See accompanying Notes to Condensed Consolidated Financial Statements.

2023 Q3 10-Q Report	Stericycle, Inc. ●	7

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In millions
	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net (loss) income	$(36.1)	$24.4
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	78.7	81.5
Intangible amortization	84.2	94.7
Stock-based compensation expense	28.2	20.1
Deferred income taxes	2.6	12.0
Divestiture losses, net	63.4	—
Asset impairments, (gain) loss on disposal of property plant and equipment and other charges	6.2	2.2
Other, net	2.8	3.9
Changes in operating assets and liabilities:
Accounts receivable	(63.1)	(60.3)
Prepaid expenses	(8.3)	5.4
Accounts payable	(3.2)	(9.4)
Accrued liabilities	(11.6)	(101.5)
Deferred revenues	57.7	(0.1)
Other assets and liabilities	(8.2)	(29.8)
Net cash from operating activities	193.3	43.1
INVESTING ACTIVITIES:
Capital expenditures	(102.2)	(106.0)
Proceeds from divestiture of businesses, net	84.6	1.6
Other, net	2.1	0.9
Net cash from investing activities	(15.5)	(103.5)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(11.3)	(9.8)
Proceeds from foreign bank debt	1.3	1.6
Repayments of foreign bank debt	(0.3)	(1.7)
Repayments of term loan	(75.0)	—
Proceeds from credit facility	862.7	1,018.8
Repayments of credit facility	(971.0)	(945.3)
(Repayments) proceeds of bank overdrafts, net	(2.9)	1.1
Payments of finance lease obligations	(2.0)	(2.4)
Payments of debt issuance costs	—	(0.4)
Proceeds from issuance of common stock, net of (payments of) taxes from withheld shares	(5.2)	(5.0)
Payments to noncontrolling interest	(1.5)	(0.2)
Net cash from financing activities	(205.2)	56.7
Effect of exchange rate changes on cash and cash equivalents	1.1	(7.9)
Net change in cash and cash equivalents	(26.3)	(11.6)
Cash and cash equivalents at beginning of period	56.0	55.6
Cash and cash equivalents at end of period	$29.7	$44.0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$67.1	$64.3
Income taxes paid, net	$18.4	$3.0
Capital expenditures in Accounts payable	$24.6	$25.6
See accompanying Notes to Condensed Consolidated Financial Statements.

2023 Q3 10-Q Report	Stericycle, Inc. ●	8

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of July 1, 2023	92.5	$0.9	$1,299.8	$1,372.5	$(191.0)	$0.6	$2,482.8
Net income	—	—	—	2.0	—	0.1	2.1
Currency translation adjustment	—	—	—	—	(21.8)	—	(21.8)
Cumulative currency translation loss realized from divestitures	—	—	—	—	1.0	—	1.0
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	—	—	1.8	—	—	—	1.8
Stock-based compensation expense	—	—	10.4	—	—	—	10.4
Changes in noncontrolling interest	—	—	—	—	—	—	—
Balance as of September 30, 2023	92.5	$0.9	$1,312.0	$1,374.5	$(211.8)	$0.7	$2,476.3

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of July 1, 2022	92.1	$0.9	$1,271.2	$1,351.0	$(273.2)	$3.8	$2,353.7
Net income	—	—	—	28.0	—	—	28.0
Currency translation adjustment	—	—	—	—	(65.1)	(0.3)	(65.4)
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.1	—	2.1	—	—	—	2.1
Stock-based compensation expense	—	—	7.5	—	—	—	7.5
Changes in noncontrolling interest	—	—	—	—	—	(0.2)	(0.2)
Balance as of September 30, 2022	92.2	$0.9	$1,280.8	$1,379.0	$(338.3)	$3.3	$2,325.7
See accompanying Notes to Condensed Consolidated Financial Statements.

2023 Q3 10-Q Report	Stericycle, Inc. ●	9

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2022	92.2	$0.9	$1,285.4	$1,410.8	$(276.9)	$4.3	$2,424.5
Net (loss) income	—	—	—	(36.3)	—	0.2	(36.1)
Currency translation adjustment	—	—	—	—	(5.5)	(2.3)	(7.8)
Cumulative currency translation loss realized from divestitures	—	—	—	—	70.6	—	70.6
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.3	—	(1.6)	—	—	—	(1.6)
Stock-based compensation expense	—	—	28.2	—	—	—	28.2
Changes in noncontrolling interest	—	—	—	—	—	(1.5)	(1.5)
Balance as of September 30, 2023	92.5	$0.9	$1,312.0	$1,374.5	$(211.8)	$0.7	$2,476.3

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2021	91.9	$0.9	$1,261.8	$1,354.8	$(218.8)	$4.1	$2,402.8
Net income	—	—	—	24.2	—	0.2	24.4
Currency translation adjustment	—	—	—	—	(119.5)	(0.8)	(120.3)
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.3	—	(1.1)	—	—	—	(1.1)
Stock-based compensation expense	—	—	20.1	—	—	—	20.1
Changes in noncontrolling interest	—	—	—	—	—	(0.2)	(0.2)
Balance as of September 30, 2022	92.2	$0.9	$1,280.8	$1,379.0	$(338.3)	$3.3	$2,325.7
See accompanying Notes to Condensed Consolidated Financial Statements.

2023 Q3 10-Q Report	Stericycle, Inc. ●	10

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
The accompanying unaudited condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022, have been prepared pursuant to the rules and regulations of the SEC for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements prepared in conformity with U.S. GAAP. In the opinion of management, however, all adjustments, consisting of normal recurring adjustments necessary to present fairly the results of operations, financial position and cash flows have been made. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2022 Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year or any other period.
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

2023 Q3 10-Q Report	Stericycle, Inc. ●	11

Disaggregation of Revenue
The following table presents revenues disaggregated by service and reportable segments:

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue by Service
Regulated Waste and Compliance Services	$439.9	$447.8	$1,335.9	$1,348.9
Secure Information Destruction Services	213.6	242.5	671.4	685.5
Total Revenues	$653.5	$690.3	$2,007.3	$2,034.4
North America
Regulated Waste and Compliance Services	$368.0	$369.7	$1,103.1	$1,097.5
Secure Information Destruction Services	189.1	215.1	592.6	599.7
Total North America Segment	$557.1	$584.8	$1,695.7	$1,697.2
International
Regulated Waste and Compliance Services	$71.9	$78.1	$232.8	$251.4
Secure Information Destruction Services	24.5	27.4	78.8	85.8
Total International Segment	$96.4	$105.5	$311.6	$337.2
Deferred Revenues
Deferred revenues are recognized when cash payments are received or when the Company bills for services in advance of performance. Deferred revenues as of September 30, 2023 and December 31, 2022, were $65.1 million and $7.9 million, respectively. Beginning in the third quarter of 2023, the Company advanced billings for certain Regulated Waste services. Deferred revenues are classified within current liabilities since the revenues are earned within 12 months and there are no significant financing components.
Contract Acquisition Costs
The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are deferred and amortized to SG&A over a weighted average estimated period of benefit of 6.5 years.
During the three months ended September 30, 2023 and 2022, the Company amortized $4.2 million and $3.8 million, respectively, of deferred sales incentives to SG&A. During the nine months ended September 30, 2023 and 2022, the Company amortized $12.3 million and $10.8 million, respectively, of deferred sales incentives to SG&A.
Total contract acquisition costs, net of accumulated amortization, were classified as follows:

In millions
	September 30, 2023	December 31, 2022
Other current assets	$15.7	$14.2
Other assets	45.2	40.5
Total contract acquisition costs	$60.9	$54.7
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

2023 Q3 10-Q Report	Stericycle, Inc. ●	12

The changes in allowance for doubtful accounts were reported as follows:

In millions
	Nine Months Ended September 30,
	2023	2022
Beginning Balance	$53.3	$43.3
Bad debt expense, net of recoveries	10.1	25.4
Write-offs	(12.2)	(9.8)
Other changes(1)	(4.1)	(0.3)
Ending Balance	$47.1	$58.6
(1)Amounts consist primarily of 2023 divestitures of $6.4 million (principally Brazil) and currency translation adjustments.
NOTE 3 — RESTRUCTURING, DIVESTITURES, AND ASSET IMPAIRMENTS

Restructuring – Operational Optimization:
In October 2023, the Company recognized Operational Optimization charges of approximately $3.0 million, split between its North America and International segments, related to headcount reduction.
North America Divestiture
On December 1, 2022, the Company completed the sale of its Communication Solutions business for cash proceeds of approximately $45.0 million. The transaction resulted in a pre-tax gain of $15.6 million in the fourth quarter of 2022. In connection with the transaction, the Company entered into certain additional ancillary agreements including a TSA, for up to 12 months. The Company allocated and deferred $1.4 million of the proceeds, which will be recognized over the duration of the TSA period offsetting the expenses incurred to deliver TSA services not reimbursed by the buyer.
International Divestitures
On October 6, 2023, the Company exited its operations in Romania for nominal consideration which resulted in a third-quarter assets-held-for-sale impairment charges of $4.2 million, of which $1.0 million relates to the reclassification of non-cash accumulated currency translation adjustments to earnings. The impairment charge is included in Divestiture losses, net in the Condensed Consolidated Statements of Income (Loss).
On July 25, 2023 and August 10, 2023, respectively, the Company exited its dental recycling business in the Netherlands and its SID joint venture in the UAE for nominal consideration which resulted in second quarter pre-tax charges of $1.5 million.
On June 1, 2023, the Company exited its operations in the Republic of Korea, for cash proceeds of approximately $109.3 million. The transaction resulted in a second quarter divestiture pre-tax gain of $50.8 million, of which $2.7 million of gain related to the reclassification of non-cash accumulated currency translation adjustments to earnings.
On May 24, 2023, the Company exited its operations in Australia and Singapore, for cash proceeds of approximately $2.9 million. The transaction resulted in a second quarter divestiture pre-tax loss of $7.3 million, of which $2.2 million of loss related to the reclassification of non-cash accumulated currency translation adjustments to earnings.
On April 20, 2023, the Company exited its operations in Brazil for cash consideration to the acquirer of approximately $28 million. The transaction resulted in a second quarter divestiture pre-tax loss of $96.2 million, of which $70.1 million of loss related to the reclassification of non-cash accumulated currency translation adjustments to earnings. In connection with the agreement, the Company entered into a TSA with the acquirer for a period of up to six months. The agreement provides for indemnifications to the acquirer against certain liabilities.
On January 19, 2023, the Company exited its International container manufacturing operations, for cash proceeds of approximately $2.2 million. The transaction resulted in a first quarter divestiture pre-tax loss of $5.0 million. In connection with the transaction, the Company entered into certain additional ancillary agreements, including an exclusive two-year supply agreement for containers.

2023 Q3 10-Q Report	Stericycle, Inc. ●	13

Stericycle recognized the following International pre-tax Divestiture losses (gains), net in the Condensed Consolidated Statements of Income (Loss):

In millions
	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Loss - pre-cumulative currency translation	Cumulative currency translation loss realized	Total loss	Loss (gain) - pre-cumulative currency translation	Cumulative currency translation loss (gain) realized	Total loss (gain)
Divestitures
International Segment
Romania Operations	$3.2	$1.0	$4.2	$3.2	$1.0	$4.2
UAE Joint Venture	—	—	—	0.5	—	0.5
Netherlands Dental Operations	—	—	—	1.0	—	1.0
Republic of Korea Operations	—	—	—	(48.1)	(2.7)	(50.8)
Australia and Singapore Operations	—	—	—	5.1	2.2	7.3
Brazil Operations	—	—	—	26.1	70.1	96.2
International Container Manufacturing Operations	—	—	—	5.0	—	5.0
Divestiture losses (gains), net	$3.2	$1.0	$4.2	$(7.2)	$70.6	$63.4
Revenues of the completed divestiture transactions in 2023, each individually contributed less than 1% or in aggregate approximately 3.5% of consolidated revenues in the year ended December 31, 2022.
Asset Impairments
In the three and nine months ended September 30, 2023, the Company recognized an impairment in SG&A of $3.1 million in International associated with certain intangible assets in Spain.
In the nine months ended September 30, 2023, the Company recognized an impairment in COR of $3.4 million in International associated with certain long-lived assets, primarily property, plant and equipment in Romania.
In the three and nine months ended September 30, 2022, the Company recognized an impairment in SG&A of $2.0 million associated with exiting certain North American office facilities.
NOTE 4 — DEBT

The Company’s long-term debt consisted of the following:

In millions
	September 30, 2023	December 31, 2022
$1.2 billion Credit Facility, due in 2026	$45.2	$154.1
$200 million Term Loan, due in 2026	125.0	200.0
$600 million Senior Notes, due in 2024	600.0	600.0
$500 million Senior Notes, due in 2029	500.0	500.0
Promissory notes and deferred consideration weighted average maturity of 2.9 years at 2023 and 3.4 years at 2022	33.3	44.7
Foreign bank debt weighted average maturity 0 years at 2023 and 5.0 years at 2022	1.0	0.4
Obligations under finance leases	16.9	18.2
Total debt	1,321.4	1,517.4
Less: current portion of total debt	15.8	22.3
Less: unamortized debt issuance costs	8.6	11.1
Long-term portion of total debt	$1,297.0	$1,484.0
The estimated fair value of our debt approximated $1.2 billion and $1.4 billion as of September 30, 2023 and December 31, 2022, respectively. These fair value amounts were estimated using an income approach by applying market interest rates for comparable instruments and developed based on inputs classified as Level 2.

2023 Q3 10-Q Report	Stericycle, Inc. ●	14

The weighted average interest rates on long-term debt, excluding finance leases were as follows:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
$1.2 billion Credit Facility, due in 2026 (variable rate)	6.82%	5.92%
$200 million Term Loan, due in 2026 (variable rate)	6.62%	5.88%
$600 million Senior Notes, due in 2024 (fixed rate)	5.38%	5.38%
$500 million Senior Notes, due in 2029 (fixed rate)	3.88%	3.88%
Promissory notes and deferred consideration (fixed rate)	4.81%	3.49%
Foreign bank debt (fixed rate)	N/A	9.80%
The Credit Agreement contains, among other covenants, a financial covenant requiring maintenance of a maximum Credit Agreement defined Debt Leverage Ratio of 4.00 to 1.00 for any fiscal quarter ending on or after September 30, 2022, which includes, among other provisions, $50.0 million cash add backs to EBITDA with respect to any four fiscal quarter period ending on or before December 31, 2023. As of September 30, 2023, the Company was in compliance with its financial covenants. The Credit Agreement Defined Debt Leverage Ratio was 2.84 to 1.00, which was below the allowed maximum ratio of 4.00 to 1.00 as set forth in the amended Credit Agreement. If the Company's 2024 Senior Notes are still outstanding 91 days prior to their respective maturity date (the “Springing Maturity Date”), then the Credit Agreement maturity date will be the Springing Maturity Date.
The Company currently has the ability and intent to refinance the 2024 Senior Notes on a long-term basis through available capacity under its Revolving Credit Facility. Therefore, as of September 30, 2023, the 2024 Senior Notes remain classified as Long-Term Debt in the Condensed Consolidated Financial Statements.
Second Amendment
On June 15, 2023, we entered into a Second Amendment to the Credit Agreement. Among other provisions, the Second Amendment modifies the pricing reference from the Eurocurrency Rate Loans (LIBOR) to Term SOFR Loans as defined in the Credit Agreement and allows for higher capital leases now capped at $200 million in the aggregate.
Amounts committed to outstanding letters of credit and the unused portion of the Company's Senior Credit Facility were as follows:

In millions
	September 30, 2023	December 31, 2022
Outstanding letters of credit under Credit Facility	$59.0	$60.1
Unused portion of the Credit Facility	1,095.8	985.7
NOTE 5 — INCOME TAXES

The Company reported income tax expense of $4.8 million and $5.1 million for the three months ended September 30, 2023 and 2022, respectively. The effective tax rates for the three months ended September 30, 2023 and 2022 were 69.6% and 15.4%, respectively. The effective tax rate for the three months ended September 30, 2023 reflects (i) losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances, (ii) the impact from net non-deductible losses from divestitures, and (iii) equity-based compensation awards expiring without a tax benefit, partially offset by (iv) the tax benefit associated with the U.S. federal research and development tax credit. The effective tax rate for the three months ended September 30, 2022, reflects (i) the tax benefit from the release of uncertain tax position reserves and (ii) the tax benefit associated with the U.S. federal research and development tax credit, partially offset by (iii) losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances, and (iv) equity-based compensation awards expiring without a tax benefit.
The Company reported income tax expense of $19.1 million and $16.4 million for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rates for the nine months ended September 30, 2023 and 2022 were (112.4)% and 40.2%, respectively. The effective tax rate for the nine months ended September 30, 2023 reflects a loss from operations before tax and additionally (i) the impact from net non-deductible losses from divestitures, (ii) losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances, and (iii) equity-based compensation awards expiring without a tax benefit. The effective tax rate for the nine months ended September 30, 2022 reflects (i) losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances, and (ii) equity-based compensation awards expiring without a tax benefit, partially offset by (iii) the tax benefit from the release of uncertain tax position reserves.

2023 Q3 10-Q Report	Stericycle, Inc. ●	15

NOTE 6 — EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share is computed by dividing Net income (loss) by the number of weighted average common shares outstanding during the reporting period. Diluted earnings (loss) per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period, only in the periods in which such effect is dilutive.
The following table shows the effect of stock-based awards on the weighted average number of shares outstanding used in calculating diluted earnings (loss) per share:

In millions of shares
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average common shares outstanding - basic	92.5	92.2	92.4	92.1
Incremental shares outstanding related to stock-based awards (1)	0.4	0.2	—	0.3
Weighted average common shares outstanding - diluted	92.9	92.4	92.4	92.4
(1)In periods of net loss, stock-based awards are anti-dilutive and therefore excluded from the loss per share calculation.
Anti-dilutive stock-based awards excluded from the computation of diluted earnings (loss) per share using the treasury stock method include the following:

In thousands of shares
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Option awards	711	1,153	780	1,297
RSU awards	98	397	1	115
PSUs are offered to key employees and are subject to achievement of specified performance conditions. Contingently issuable shares are excluded from the computation of diluted earnings (loss) per share based on current period results. The shares would not be issuable if the end of the quarter were the end of the contingency period. If such goals are not met, no compensation expense is recognized, and any previously recognized compensation expense is reversed.
NOTE 7 — SEGMENT REPORTING

The Company evaluates, oversees, and manages the financial performance of two operating and reportable segments – North America and International.
The following tables show financial information for the Company's reportable segments (see Note 2 – Revenues from Contracts with Customers for segment revenues):

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Adjusted Income from Operations
North America	$143.5	$160.4	$460.3	$443.9
International	8.9	7.4	27.6	27.2
Other Costs	(82.1)	(75.8)	(256.9)	(238.1)
Total Adjusted Income from Operations	$70.3	$92.0	$231.0	$233.0

2023 Q3 10-Q Report	Stericycle, Inc. ●	16

The following table reconciles the Company's primary measure of segment profitability, Adjusted Income from Operations, to Income from operations:

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total Reportable Segment Adjusted Income from Operations	$70.3	$92.0	$231.0	$233.0
Adjusting Items:
ERP and System Modernization	(4.8)	(3.9)	(12.9)	(13.0)
Intangible Amortization	(27.9)	(31.5)	(84.2)	(94.7)
Portfolio Optimization	(5.0)	(1.4)	(64.8)	(2.7)
Litigation, Settlements and Regulatory Compliance	(5.3)	(2.6)	(22.4)	(26.0)
Asset Impairments	(3.1)	(2.0)	(6.5)	(2.0)
Income from operations	$24.2	$50.6	$40.2	$94.6
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

2023 Q3 10-Q Report	Stericycle, Inc. ●	17

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
Rancho Cordova, California, NOVs. On June 25 and 26, 2018, the California DTSC conducted a Compliance Enforcement Inspection of the Company’s former Domestic Environmental Solutions facility in Rancho Cordova, California. On February 14, 2020, DTSC filed an action in the Superior Court for the State of California, Sacramento County Division, alleging violations of California’s Hazardous Waste Control Law and the facility’s hazardous waste permit arising from the inspection. The Company has reached a settlement in principle with the DTSC, subject to final documentation, with respect to these claims and any potential claims stemming from the search warrant executed in conjunction with the DEA inspection of the Rancho Cordova facility described below. The Company has made an accrual in respect of the settlement consistent with its accrual policies described above, which is not material.
Rancho Cordova, California, Permit Revocation. Separately, on August 15, 2019, the Company received from DTSC a written Intent to Deny Hazardous Waste Facility Permit Application for the Rancho Cordova facility. Following legal

2023 Q3 10-Q Report	Stericycle, Inc. ●	18

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
European Retrovirus Investigations. In conjunction with Europol, governmental authorities of Spain and Portugal have conducted coordinated inspections of a large number of medical waste management facilities, including Stericycle facilities, relating to the transportation, management and disposal of waste that may be infected with the COVID-19 virus, and related matters. The inspections have resulted in proceedings in Spain, in which the Company is vigorously defending itself.
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

2023 Q3 10-Q Report	Stericycle, Inc. ●	19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement
This document may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. When we use words such as “believes”, “expects”, “anticipates”, “estimates”, “may”, “plan”, “will”, “goal”, or similar expressions, we are making forward-looking statements. Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of our management about future events and are therefore subject to risks and uncertainties, which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. Factors that could cause such differences include, among others, SOP pricing volatility or pricing volatility in other commodities, decreases in the volume of regulated waste or personal and confidential information collected from customers, the ability to complete our system modernization efforts, and disruptions resulting from deployment of our ERP system, disruptions in our supply chain, disruptions in or attacks on information technology systems, labor shortages, a recession or economic disruption in the U.S. and other countries, inflationary cost pressure in labor, supply chain, energy, and other expenses, rising interest rates or a downgrade in our credit rating resulting in an increase in interest expense, changing market conditions in the healthcare industry, competition and demand for services in the regulated waste and secure information destruction industries, foreign exchange rate volatility in the jurisdictions in which we operate, changes in governmental regulation of the collection, transportation, treatment and disposal of regulated waste or the proper handling and protection of personal and confidential information, the level of government enforcement of regulations governing regulated waste collection and treatment or the proper handling and protection of personal and confidential information, reliance on third parties to provide a variety of services, our ability to realize expected financial benefits from our continuous improvement efforts, charges related to portfolio optimization or the failure of acquisitions or divestitures to achieve the desired results, failure to consummate transactions with respect to non-core businesses, the obligations to service substantial indebtedness and comply with the covenants and restrictions contained in our credit agreements and notes, political, economic, and other risks related to our foreign operations, pandemics and the resulting impact on the results of operations, long-term remote work arrangements which may adversely affect our business, supply chain disruptions, disruptions in transportation services, restrictions on the ability of our team members to travel, closures of our facilities or the facilities of our customers and suppliers, changes in the volume of paper processed by our secure information destruction business and the revenue generated from the sale of SOP, weather and environmental changes related to climate change, requirements of customers and investors for net carbon zero emissions strategies, and the introduction of regulations for greenhouse gases, which could negatively affect our costs to operate, the outcome of pending, future or settled litigation or investigations, including the investigation by the DEA discussed in our SEC reports and litigation or investigations with respect to the U.S. Foreign Corrupt Practices Act and foreign anti-corruption laws, failure to maintain an effective system of internal control over financial reporting, as well as other factors described in our filings with the SEC, including our 2022 Form 10-K and subsequent Quarterly Reports on Form 10-Q. As a result, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends. We disclaim any obligation to update or revise any forward-looking or other statements contained herein other than in accordance with legal and regulatory obligations.

2023 Q3 10-Q Report	Stericycle, Inc. ●	20

Overview
Stericycle, Inc., is a U.S. based business-to-business services company and leading provider of compliance-based solutions that protect people and brands, promote health and well-being and safeguard the environment. Stericycle serves customers in North America and Europe with solutions for regulated waste and compliance services and secure information destruction.
Key business highlights include:
•Successfully deployed the ERP in the U.S. Regulated Waste and Compliance Services business in the third quarter of 2023.
•Improved cash flow from operations by $150.2 million for the nine months ended September 30, 2023, compared to 2022.
•Divested our dental recycling business in the Netherlands and UAE SID joint venture in the third quarter and our Romania regulated waste business in October 2023.
Other Developments
Continuing through the third quarter of 2023, we have experienced inflationary cost increases in our underlying expenses, including fleet and facilities. Our quality of revenue initiative has continued to work to create a more flexible pricing model with necessary levers to adjust for inflationary cost challenges. We have the following pricing levers: (i) standardization of contractual language to build in pricing flexibility, affording us the opportunity to adjust pricing at contract anniversary and renewal, (ii) ability to adjust our rates at point of contracting for all new customers and purchasers of our one-time services, and (iii) ability to adjust surcharges and fees providing inflationary cost protection for commodity and other price volatility (e.g., fuel, SOP, environmental surcharges and service cost recovery fee).
Within RWCS, we are seeing evolving dynamics among our national accounts, which includes customers like retail pharmacies and nationwide healthcare service providers. Our national account customer base generally remained consistent, despite the economic headwinds they're facing. As some of these customers reduce their footprint, our service stops in this segment have also contracted. Similar to RWCS, our national SID customers are experiencing a reset in their post-COVID pandemic office footprint. Across the SID business, we believe we remain an essential service and are retaining these customer relationships, but have seen service stops decline, mainly driven by customer site closures and reduced service frequencies.
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
•ERP implementation – We successfully deployed the North America ERP to the U.S. RWCS business in the third quarter of 2023. Almost all of our U.S. team members are now leveraging the new technology. We continue to observe improvement in our team members' performance as they leveraged the technology and data flow. We commenced activities for the international system modernization in the second half of 2022.
•Portfolio optimization – We expect to continue evaluating opportunities to further optimize our portfolio through a combination of asset rationalizations and strategic accretive tuck-in acquisitions, which streamline our portfolio of businesses and allow us to focus more deeply on our core businesses. Throughout 2023, we divested eight businesses, demonstrating significant progress in executing our portfolio optimization priority. These divestitures primarily included Brazil, Republic of Korea, Australia, Singapore, and Romania operations for net proceeds of approximately $85 million.
•Debt reduction and leverage improvement – We have reduced total net debt to $1.28 billion as of September 30, 2023. As of September 30, 2023, we have maintained our amended Credit Agreement defined Debt Leverage Ratio target of below 3.00X.

2023 Q3 10-Q Report	Stericycle, Inc. ●	21

Certain Key Priorities and Other Significant Matters
The following table identifies certain key priorities and other significant matters impacting our business and how they are classified in the Condensed Consolidated Statements of Income (Loss):

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Pre-tax items:
Included in COR
Asset Impairments	$—	$—	$3.4	$—
Total included in COR	—	—	3.4	—

Included in SG&A
ERP and System Modernization	4.8	3.9	12.9	13.0
Intangible Amortization	27.9	31.5	84.2	94.7
Portfolio Optimization	0.8	1.4	1.4	2.7
Litigation, Settlements and Regulatory Compliance	5.3	2.6	22.4	26.0
Asset Impairments	3.1	2.0	3.1	2.0
Total included in SG&A	41.9	41.4	124.0	138.4

Divestiture losses, net	4.2	—	63.4	—
Total included in Income from operations	$46.1	$41.4	$190.8	$138.4
ERP and System Modernization
For the periods presented of the ERP and System Modernization, we have recognized the following, reported in Other Costs:

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
North America
Operating expenditures	$3.6	$3.9	$11.3	$13.0
Capital expenditures	5.6	5.0	14.3	9.1
Total North America	$9.2	$8.9	$25.6	$22.1

International
Operating expenditures	$1.2	$—	$1.6	$—
Capital expenditures	—	—	—	—
Total International	$1.2	$—	$1.6	$—

Total operating expenditures	$4.8	$3.9	$12.9	$13.0
Total capital expenditures	5.6	5.0	14.3	9.1
Total ERP and System Modernization	$10.4	$8.9	$27.2	$22.1
Upon the deployment of the ERP in our U.S. RWCS business in the third quarter of 2023, certain costs became incremental information technology ongoing costs for running the new system, including maintenance, licensing, and depreciation expenses. Our international ERP system modernization commenced in 2022, which includes enhancements and upgrades associated with European based RWCS and SID operations. We will continue to incur the current level of costs to maintain the legacy suite of applications also used by our European businesses during the system modernization.
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

2023 Q3 10-Q Report	Stericycle, Inc. ●	22

Operational Optimization
In October 2023, the Company recognized Operational Optimization charges of approximately $3.0 million, split between our North America and International segments, related to headcount reduction which is expected to provide annual savings of approximately $8.0 million. As we execute our operational efficiency priorities, system modernization, and portfolio optimization, we will continue to evaluate our operating needs and prospectively adjust our work force to align. As we continue to consider each Operational Optimization activity, the amount, the timing and recognition of charges will be affected by the occurrence of commitments and triggering events as defined under U.S. GAAP, among other factors. We may incur more charges and cash expenditures than estimated and may not realize the expected improvement or cost savings on its planned time frame or at all. For additional information, see Part I, Item I. Financial Statements; Note 3 — Restructuring, Divestitures, and Asset Impairments in the Condensed Consolidated Financial Statements.
Portfolio Optimization
See table above of certain key priorities and other significant matters for portfolio optimization (including Divestiture losses, net) for the periods presented, and how they are classified in the Condensed Consolidated Statements of Income (Loss). Consulting and professional fees are reported in Other Costs, while Divestiture losses, net are included in their respective segment.
Divestitures
We evaluate our portfolio of services on an ongoing basis with a country-by-country and service line-by-service line approach to assess long-term potential and identify potential business candidates for divestiture. Divestitures resulting from this evaluation may cause us to record significant charges, including those related to goodwill, other intangible assets, long-lived assets, and cumulative translation adjustments. For additional information, see Part I, Item I. Financial Statements; Note 3 — Restructuring, Divestitures, and Asset Impairments in the Condensed Consolidated Financial Statements.
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
See table above of certain key priorities and other significant matters for litigation, settlements and regulatory compliance charges. Among other things, the table reflects consulting and professional fees (including FCPA monitoring fees which commenced in 2023), contingent liability provisions and settlements, net of insurance recoveries, impacting our business for the periods presented, primarily in Other Costs. The three months ended September 30, 2023 includes professional fees and certain contingent liability provisions of $5.3 million. The nine months ended September 30, 2023 includes professional fees and certain contingent liability provisions of $17.7 million, a value-added tax reclaim credit of $6.0 million, a settlement charge associated with a vendor dispute of $6.0 million, and other settlement charges of $5.6 million, of which $11.6 million was paid in the third quarter of 2023. In the nine months ended September 30, 2022, we accrued an additional $9.6 million for the FCPA Settlement, bringing the total cumulative charge to approximately $90 million. In nine months ended September 30, 2022, the Company paid a total of $81.0 million due to the DOJ, the SEC, and Brazil authorities in accordance with the FCPA Settlement. In the second quarter of 2023, the Company paid substantially all of the remaining settlement amounts due to the DOJ and Brazil authorities. See Part I, Item I. Financial Statements; Note 8 — Commitments and Contingencies in the Condensed Consolidated Financial Statements for additional details.
Asset Impairments
See table above of certain key priorities and other significant matters for asset impairments for the periods presented and how they are classified in the Condensed Consolidated Statements of Income (Loss).
Impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment or in the equity markets, including the market value of our common shares, deterioration in our performance or our future projections, or changes in our plans for one or more reporting units or specified long-lived assets, among other factors. For additional information, see Part I, Item I. Financial Statements; Note 3 — Restructuring, Divestitures, and Asset Impairments in the Condensed Consolidated Financial Statements.

2023 Q3 10-Q Report	Stericycle, Inc. ●	23

Results of Operations
Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022:
Revenues (including Segment Revenues)
We analyze revenues by revenue service category and reportable segment which were as follows:

	Three Months Ended September 30,
	In millions				Components of Change (%)(1)
	2023	2022	Change ($)	Change (%)	Organic Growth(2)	Divestitures	Foreign Exchange(3)
Revenue by Service
Regulated Waste and Compliance Services	$439.9	$447.8	$(7.9)	(1.8)%	4.1%	(6.7)%	1.1%
Secure Information Destruction Services	213.6	242.5	(28.9)	(11.9)%	(11.6)%	(1.0)%	0.5%
Total Revenues	$653.5	$690.3	$(36.8)	(5.3)%	(1.6)%	(4.7)%	0.9%
North America
Regulated Waste and Compliance Services	$368.0	$369.7	$(1.7)	(0.5)%	3.9%	(4.1)%	(0.1)%
Secure Information Destruction Services	189.1	215.1	(26.0)	(12.1)%	(11.9)%	—%	(0.2)%
Total North America Segment	$557.1	$584.8	$(27.7)	(4.7)%	(2.1)%	(2.6)%	(0.1)%
International
Regulated Waste and Compliance Services	$71.9	$78.1	$(6.2)	(7.9)%	5.4%	(18.9)%	6.6%
Secure Information Destruction Services	24.5	27.4	(2.9)	(10.6)%	(9.2)%	(8.7)%	6.4%
Total International Segment	$96.4	$105.5	$(9.1)	(8.6)%	1.3%	(16.2)%	6.6%

	Nine Months Ended September 30,
	In millions				Components of Change (%)(1)
	2023	2022	Change ($)	Change (%)	Organic Growth(2)	Divestitures	Foreign Exchange(3)
Revenue by Service
Regulated Waste and Compliance Services	$1,335.9	$1,348.9	$(13.0)	(1.0)%	4.6%	(5.2)%	(0.2)%
Secure Information Destruction Services	671.4	685.5	(14.1)	(2.1)%	(1.1)%	(0.5)%	(0.5)%
Total Revenues	$2,007.3	$2,034.4	$(27.1)	(1.3)%	2.6%	(3.6)%	(0.3)%
North America
Regulated Waste and Compliance Services	$1,103.1	$1,097.5	$5.6	0.5%	5.0%	(4.1)%	(0.2)%
Secure Information Destruction Services	592.6	599.7	(7.1)	(1.2)%	(0.7)%	—%	(0.4)%
Total North America Segment	$1,695.7	$1,697.2	$(1.5)	(0.1)%	2.9%	(2.7)%	(0.3)%
International
Regulated Waste and Compliance Services	$232.8	$251.4	$(18.6)	(7.4)%	2.5%	(9.7)%	—%
Secure Information Destruction Services	78.8	85.8	(7.0)	(8.2)%	(3.8)%	(3.9)%	(0.6)%
Total International Segment	$311.6	$337.2	$(25.6)	(7.6)%	0.8%	(8.2)%	(0.2)%
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
Revenues for the third quarter of 2023 were $653.5 million, a decrease of $36.8 million, or 5.3%, compared to $690.3 million for the third quarter of 2022. The decrease was primarily due to impacts of divestitures of $32.4 million or 4.7%, which includes the divestiture of CRS in the fourth quarter of 2022 and International businesses in 2023, partially offset by favorable foreign exchange rates of $6.1 million or 0.9%. Organic revenues decreased $10.5 million, or 1.6%. RWCS organic revenues grew $17.4 million, or 4.1%, mainly driven by our pricing actions, which include pricing in existing contracts, new customer pricing, surcharges and fees. SID organic revenues declined $27.9 million, or 11.6%, which was primarily due to lower commodity indexed revenues, including lower sorted office paper and lower SID fuel and environmental surcharges.

2023 Q3 10-Q Report	Stericycle, Inc. ●	24

Revenues for the nine months ended September 30, 2023, were $2,007.3 million, a decrease of $27.1 million, or 1.3%, compared to $2,034.4 million for the nine months ended September 30, 2022. The decrease was primarily due to impacts of divestitures of $73.0 million, or 3.6%, which includes the divestiture of CRS in the fourth quarter of 2022 and certain International operations in 2023, and unfavorable foreign exchange rates of $5.2 million, or 0.3%. Organic revenues increased $51.1 million, or 2.6%. RWCS organic revenues grew $58.7 million, or 4.6%, mainly driven by our pricing actions. SID organic revenue declined $7.7 million, or 1.1%, which was mainly due to lower commodity indexed revenues, including lower sorted office paper and lower SID fuel and environmental surcharges.
North America revenues decreased $27.7 million, or 4.7%, in the third quarter of 2023, to $557.1 million from $584.8 million in the third quarter of 2022. The decrease was primarily due to the impacts of the CRS divestiture in the fourth quarter of 2022 of $15.3 million, or 2.6% and unfavorable foreign exchange rates of $0.8 million, or 0.1%. Organic revenues decreased $11.6 million, or 2.1%, primarily due to lower commodity indexed revenues, including lower sorted office paper and lower SID fuel an environmental surcharges. These decreases were partially offset by higher RWCS organic revenues which were mainly driven by our pricing actions.
North America revenues decreased $1.5 million, or 0.1%, for the nine months ended September 30, 2023, to $1,695.7 million from $1,697.2 million for the nine months ended September 30, 2022. Organic revenues increased $48.6 million, or 2.9%, primarily due to RWCS organic revenue increases which were mainly driven by our pricing actions. SID organic revenues decreased due to lower sorted office paper and lower SID fuel and environmental surcharges. Additionally, the impact of the CRS divestiture was $45.4 million, or 2.7%, and unfavorable foreign exchange rates were $4.6 million, or 0.3%.
International revenues decreased $9.1 million, or 8.6%, in the third quarter of 2023, to $96.4 million from $105.5 million in the third quarter of 2022. The decrease was primarily due to the impact of divestitures of $17.1 million, or 16.2%, and decreased organic SID revenues due to lower recycled paper rates and volume. These decreases were partially offset by higher organic RWCS revenues due to pricing levers offset by lower waste volumes. Additionally, favorable foreign exchange rates increased revenues by $7.0 million, or 6.6%.
International revenues decreased $25.6 million, or 7.6%, for the nine months ended September 30, 2023, to $311.6 million from $337.2 million for the nine months ended September 30, 2022. The decrease was primarily due to the impact of divestitures of $27.6 million, or 8.2%, and decreased organic SID revenues due to lower recycled paper rates and volume. These decreases were partially offset by higher organic RWCS revenues due to pricing levers.
Gross profit:

In millions
	Three Months Ended September 30,
	2023		2022		Change
	$	% Revenues	$	% Revenues	$	%
Gross profit	245.7	37.6%	266.2	38.6%	(20.5)	(7.7)%

In millions
	Nine Months Ended September 30,
	2023		2022		Change
	$	% Revenues	$	% Revenues	$	%
Gross profit	757.8	37.8%	771.1	37.9%	(13.3)	(1.7)%
For the three months ended September 30, 2023, compared to the 2022 comparable period, the decrease in gross profit was primarily due to lower commodity indexed revenues and the corresponding margin flow through impact and a self-insurance settlement, partially offset by our pricing levers and lower labor costs.
For the nine months ended September 30, 2023, compared to the 2022 comparable period, the decrease in gross profit was primarily due to lower commodity indexed revenues and the corresponding margin flow through impact, higher fleet costs, the impacts of divestitures and foreign exchange rates, partially offset by our pricing levers and lower labor costs.

2023 Q3 10-Q Report	Stericycle, Inc. ●	25

SG&A:

In millions
	Three Months Ended September 30,
	2023		2022		Change
	$	% Revenues	$	% Revenues	$	%
SG&A	217.3	33.3%	215.6	31.2%	1.7	0.8%

In millions
	Nine Months Ended September 30,
	2023		2022		Change
	$	% Revenues	$	% Revenues	$	%
SG&A	654.2	32.6%	676.5	33.3%	(22.3)	(3.3)%
For the three months ended September 30, 2023, compared to the 2022 comparable period, SG&A increased, primarily due to higher annual incentive and stock based compensation expense, partially offset by the impacts of divestitures, cost savings, and lower bad debt expense.
For the nine months ended September 30, 2023, compared to the 2022 comparable period, we incurred lower SG&A charges associated with certain key priorities and other significant matters discussed above. Additionally, the remaining change in SG&A was due to the impacts of divestitures and lower bad debt expense. These decreases were partially offset by increased annual incentive and stock based compensation expense.
Divestiture losses, net:

In millions
	Three Months Ended September 30,
	2023		2022		Change
	$	% Revenues	$	% Revenues	$	%
Divestiture losses, net	4.2	0.6%	—	—%	4.2	nm

In millions
	Nine Months Ended September 30,
	2023		2022		Change
	$	% Revenues	$	% Revenues	$	%
Divestiture losses, net	63.4	3.2%	—	—%	63.4	nm
nm - percentage change not meaningful for comparison
For additional information, see Part I, Item I. Financial Statements; Note 3 — Restructuring, Divestitures, and Asset Impairments in the Condensed Consolidated Financial Statements.

2023 Q3 10-Q Report	Stericycle, Inc. ●	26

Segment Profitability:
Segment profitability and a reconciliation of the total for segment profitability to Income from operations was as follows:

In millions
	Three Months Ended September 30,						Nine Months Ended September 30,
	2023		2022		Change 2023 versus 2022		2023		2022		Change 2023 versus 2022
	$	% Segment Revenues	$	% Segment Revenues	$	%	$	% Segment Revenues	$	% Segment Revenues	$	%
Adjusted Income from Operations
North America	143.5	25.8%	160.4	27.4%	(16.9)	(10.5)%	460.3	27.1%	443.9	26.2%	16.4	3.7%
International	8.9	9.2%	7.4	7.0%	1.5	20.3%	27.6	8.9%	27.2	8.1%	0.4	1.5%
Other Costs	(82.1)	nm	(75.8)	nm	(6.3)	(8.3)%	(256.9)	nm	(238.1)	nm	(18.8)	(7.9)%
Total	70.3	10.8%	92.0	13.3%	(21.7)	(23.6)%	231.0	11.5%	233.0	11.5%	(2.0)	(0.9)%

Reconciliation to Income from operations
Adjusted Income from Operations	70.3		92.0				231.0		233.0
Adjusting Items Total (1)	(46.1)		(41.4)				(190.8)		(138.4)
Income from operations	24.2		50.6				40.2		94.6
nm - percentage change not meaningful for comparison
(1)See Part I, Item I. Financial Statements; Note 7 — Segment Reporting in the Condensed Consolidated Financial Statements for more detail.
Adjusted Income from Operations for North America decreased for the three months ended September 30, 2023, compared to the 2022 comparable period, primarily due to lower RISI rates impacting sorted office paper and fuel and environmental surcharges and their corresponding margin flow through and a self insurance settlement. These decreases were partially offset by cost savings and lower bad debt expense.
Adjusted Income from Operations for North America increased for the nine months ended September 30, 2023, compared to the 2022 comparable period, primarily due to our pricing levers, lower bad debt expense and cost savings. These increases were partially offset by lower commodity indexed revenues and the corresponding margin flow through impact, and higher fleet costs and the impact of the CRS divestiture.
Adjusted Income from Operations for International increased for the three and nine months ended September 30, 2023, compared to the respective 2022 comparable periods. These increases were primarily due to favorable RWCS pricing levers and foreign exchange rates, which were partially offset by lower SID revenues due to lower recycled paper rates and volume, and higher supply chain and other inflationary costs.
Adjusted Loss from Operations for Other Costs increased for the three and nine months ended September 30, 2023, compared to the respective 2022 comparable periods. These increases were primarily driven by higher incentive and stock-based compensation expense.

2023 Q3 10-Q Report	Stericycle, Inc. ●	27

Interest expense, net:

In millions
	Three Months Ended September 30,
	2023		2022		Change
	$	% Revenues	$	% Revenues	$	%
Interest expense, net	17.4	2.7%	19.8	2.9%	(2.4)	(12.1)%

In millions
	Nine Months Ended September 30,
	2023		2022		Change
	$	% Revenues	$	% Revenues	$	%
Interest expense, net	56.9	2.8%	54.6	2.7%	2.3	4.2%
Interest expense, net decreased for the three months ended September 30, 2023, as compared to 2022, primarily due to the decrease in our net debt.
Interest expense, net increased for the nine months ended September 30, 2023, as compared to 2022, primarily due to higher weighted-average interest rates on the variable portion of our debt; partially offset by the decrease in our net debt. The nine months ended September 30, 2022 also included $1.1 million in interest income associated with income tax refunds. For further information, see Part I, Item I. Financial Statements; Note 4 — Debt in the Condensed Consolidated Financial Statements.
Other income (expense), net:

In millions
	Three Months Ended September 30,
	2023		2022		Change
	$	% Revenues	$	% Revenues	$	%
Other income (expense), net	0.1	—%	2.3	0.3%	(2.2)	(95.7)%

In millions
	Nine Months Ended September 30,
	2023		2022		Change
	$	% Revenues	$	% Revenues	$	%
Other income (expense), net	(0.3)	—%	0.8	—%	(1.1)	(137.5)%
Other income (expense), net is primarily comprised of foreign exchange (gains) losses.
Income tax expense:

In millions
	Three Months Ended September 30,
	2023		2022		Change
	$	Effective Rate	$	Effective Rate	$	%
Income tax expense	4.8	69.6%	5.1	15.4%	(0.3)	(5.9)%

In millions
	Nine Months Ended September 30,
	2023		2022		Change
	$	Effective Rate	$	Effective Rate	$	%
Income tax expense	19.1	(112.4)%	16.4	40.2%	2.7	16.5%
For further information, see Part I, Item I. Financial Statements; Note 5 — Income Taxes in the Condensed Consolidated Financial Statements.

2023 Q3 10-Q Report	Stericycle, Inc. ●	28

Liquidity and Capital Resources
The Company believes that it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its shareholders. Operating cash flows and the Company’s $1.2 billion Credit Facility are the Company’s primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s long-term debt obligations, and capital expenditures necessary to support growth and productivity improvements. As of September 30, 2023, we had approximately $1.1 billion of available capacity in the $1.2 billion Credit Facility. If the Company's 2024 Senior Notes are still outstanding 91 days prior to their respective maturity date (the “Springing Maturity Date”), then the Credit Agreement maturity date will be the Springing Maturity Date. The Company currently has the ability and intent to refinance the 2024 Senior Notes on a long-term basis through available capacity under its Revolving Credit Facility. Therefore, as of September 30, 2023, the 2024 Senior Notes remain classified as Long-Term Debt in the Condensed Consolidated Financial Statements. In the nine months ended September 30, 2022, the Company paid a total of $81.0 million due to the DOJ, the SEC, and Brazil authorities in accordance with the FCPA Settlement. The Company has paid substantially all of the settlement amounts due to the DOJ and Brazil authorities. For further details concerning these matters, see Part I, Item I. Financial Statements; Note 4 — Debt and Note 8 — Commitments and Contingencies in the Condensed Consolidated Financial Statements.
Cash Flow Summary:
The following table shows cash flow information for the Company by activity:

In millions
	Nine Months Ended September 30,
	2023	2022
Net cash from operating activities	$193.3	$43.1
Net cash from investing activities	(15.5)	(103.5)
Net cash from financing activities	(205.2)	56.7
Effect of exchange rate changes on cash and cash equivalents	1.1	(7.9)
Net change in cash and cash equivalents	$(26.3)	$(11.6)
Operating Cash Flows: Net cash provided from operating activities increased $150.2 million in the first nine months of 2023, to $193.3 million from $43.1 million in the nine months ended September 30, 2022. The year-over-year increase of $150.2 million was primarily driven by lower FCPA settlement payments of $72.8 million; improved accounts receivables collections, net of deferred revenues of $55.0 million; and lower annual incentive compensation payments of $22.3 million.
DSO as reported for September 30, 2023 was 63 days or 55 days, net of deferred revenues. During the third quarter of 2023, Stericycle advanced billing for certain RWCS subscription services, which contributed to the higher as reported DSO for September 30, 2023. DSO as reported for September 30, 2022 was 63 days or 62 days, net of deferred revenues. The September 30, 2023 DSO, net of deferred revenues, was lower as compared to the same period in 2022, mainly driven by the improved timing of SID customer billing and collections.
Investing Cash Flows: Net cash from investing activities increased $88.0 million in the first nine months of 2023, to an outflow of $15.5 million from $103.5 million in the nine months ended September 30, 2022, primarily driven by cash proceeds from divestitures of $84.6 million in 2023. Cash paid for capital expenditures decreased by $3.8 million to $102.2 million from $106.0 million in the nine months ended September 30, 2022.
Financing Cash Flows: Net cash from financing activities decreased $261.9 million in the first nine months of 2023, to an outflow of $205.2 million from an inflow of $56.7 million in the nine months ended September 30, 2022. Net repayments on our Credit Facility and Term Loan were $183.3 million in the nine months ended September 30, 2023, compared to net borrowings of $73.5 million in the nine months ended September 30, 2022.
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

2023 Q3 10-Q Report	Stericycle, Inc. ●	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices, including SOP, diesel fuel, utilities and foreign currency rates. We do not specifically hedge our exposure to these risks.
We are subject to market risks arising from changes in interest rates which relate primarily to our financing activities. We performed a sensitivity analysis to determine how market rate changes might affect the fair value of our market risk-sensitive debt instruments (variable rate debt), which in aggregate as of September 30, 2023 were 13.0% of total aggregate debt. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate debt would be approximately $1.7 million on a pre-tax basis.
We are subject to market risks arising from changes in the prices for commodities such as SOP, diesel fuel, and utilities. For example, historically diesel fuel has been approximately five percent of our Cost of Revenues. As the market prices for these commodities increase or decrease, our revenues, operating costs and margins may also increase or decrease. Variability in commodity prices can also impact the margins of our business as certain components of our revenue are structured as a pass through of costs, including fuel surcharges as changes in diesel costs may offset in Revenues through our indexed fuel surcharges at certain levels of pricing.
There were no other material changes from the information provided in our 2022 Form 10-K.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of September 30, 2023, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.
Changes in Internal Control Over Financial Reporting
In the third quarter of 2023, we completed deployment of our ERP system for our U.S. RWCS business. As a result of the ERP system implementation, in the third quarter of 2023 certain internal controls over financial reporting have been automated, modified, or implemented to address the new control environment associated with the ERP system. Additionally, the Company completed pre-implementation and post-implementation internal control monitoring associated with the launch. While Stericycle believes that this new system will enhance its internal control over financial reporting, there are inherent risks in implementing any new system, and we will continue to evaluate these control changes as part of our assessment of the control design and effectiveness throughout 2023.
There have been no other changes in our internal control over financial reporting that occurred during the third quarter of 2023 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

2023 Q3 10-Q Report	Stericycle, Inc. ●	30

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

Further information pertaining to legal proceedings can be found in Part I, Item I. Financial Statements; Note 8 — Commitments and Contingencies in the Condensed Consolidated Financial Statements and is incorporated herein by reference.
Item 1A. Risk Factors

In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the 2022 Form 10-K and subsequent Quarterly Reports on Form 10-Q and the factors identified under “Safe Harbor Statement” at the beginning of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the 2022 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to the risk factors included in the 2022 Form 10-K, other than as described below.
We may not realize the expected financial benefits within the anticipated timeline from our continuous improvement efforts including operational efficiency, modernization and innovation actions, among others.
We remain focused on continuous improvements including HCoperational efficiency, modernization, and innovation to control costs and improve performance and efficiencies. We analyze opportunities in areas such as facility footprint, processing capabilities, equipment needs, team member requirements, fleet replacement and route and long-haul network improvements, managed service opportunities, and container rationalization and modernization. We may incur more charges and cash expenditures than estimated and may not realize the expected improvements or cost savings in the planned timeframe or at all. The amount, timing and recognition of charges, if any, would be affected by the occurrence of commitments and triggering events as defined under U.S. GAAP, among other factors.
We depend on third parties to provide a variety of services.
We depend on third parties to provide a variety of services including information technology, finance and accounting and processing a portion of the regulated waste we collect from our customers, among others. We may continue to increase our dependence on third-party providers for other services. The failure of these service providers to meet their obligations or the development of significant disagreements or other factors may disrupt our ongoing relationship with these providers or the services they provide, which could adversely affect our business, financial condition or results of operations. In addition, failure by waste disposal vendors to properly handle or dispose of the regulated waste we collect from customers could expose us to liability, increase our costs, damage our reputation and generally have an adverse effect on our business, financial condition or results of operations.
Geopolitical tensions and military conflict and the global community’s response may create substantial political and economic disruption, uncertainty and risk.
U.S. and global markets may experience volatility and disruption following the escalation of geopolitical tensions and military conflicts, such as those between Russia and Ukraine and in the Middle East. Although the length and impact of ongoing military conflicts is highly unpredictable, such conflicts could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, increased cyber-attacks and social unrest in certain regions in which we operate. We are continuing to monitor existing geopolitical tensions and military conflicts and are assessing their potential impact on our business.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

There were no sales of unregistered equity securities during the three months ended September 30, 2023.
Item 5. Other Information

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

2023 Q3 10-Q Report	Stericycle, Inc. ●	31

Item 6. Exhibits

The following exhibits are filed or furnished as part of this report:
Exhibit Index

Exhibit Index	Description
3.1	Amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1/A declared effective on August 22, 1996)
3.2	First certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed November 29, 1999)
3.3	Second certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-K for 2002)
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

3.10	Amended and restated bylaws (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed December 15, 2022)
10.1	Stericycle, Inc. Annual Incentive Plan, as amended, effective January 1, 2024
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income (Loss); (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Equity; (vi) Notes to Condensed Consolidated Financial Statements, and (vii) the information under Part II, Item 5, “Other Information”

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

2023 Q3 10-Q Report	Stericycle, Inc. ●	32

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 2, 2023

STERICYCLE, INC.
(Registrant)
By: /s/ JANET H. ZELENKA
Janet H. Zelenka
Executive Vice President, Chief Financial Officer & Chief Information Officer

2023 Q3 10-Q Report	Stericycle, Inc. ●	33