Form 10-K
period 2023-12-31
STERICYCLE INC
filed 2024-02-28
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K
________________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1b.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023): $4,267,283,457.
On February 23, 2024 there were 92,567,104 shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required by Items 10, 11, 12, 13 and 14 of Part III of this Report is incorporated by reference from the Registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

Table of Contents	TABLE OF CONTENTS

Table of Contents	PART I
Glossary of Defined Terms
Unless the context requires otherwise, the “Company”, “Stericycle”, “we”, “us”, or “our” refers to Stericycle, Inc. on a consolidated basis. The Company also uses several other terms in this Annual Report on Form 10-K, most of which are explained or defined below:

Abbreviation	Description
2021 Plan	2021 Incentive Stock Plan
2023 Form 10-K	Annual report on Form 10-K for the year ended December 31, 2023
Adjusted Income from Operations	Income from Operations adjusted for certain items discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
AI	Artificial Intelligence
APHIS	Animal and Plant Health Inspection Service
ASU	Accounting Standards Update
CARES Act	U.S. Coronavirus Aid, Relief, and Economic Security Act enacted into law on March 27, 2020
CDC	U.S. Centers for Disease Control and Prevention
Clean Air Act	The Clean Air Act of 1970
COR	Cost of Revenues
COSO Criteria	Internal Control Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	The global coronavirus disease 2019 outbreak, which the World Health Organization declared to be a pandemic
Credit Agreement	Credit Agreement dated September 30, 2021, First Amendment dated April 26, 2022, and Second Amendment dated June 15, 2023, among the Company and certain subsidiaries as borrowers. Bank of America, N.A., as administrative agent, swing line lender, a lender and a letter of credit issuer and the other lenders party thereto, as amended
Credit Agreement Defined Debt Leverage Ratio	As of any date of determination, the ratio of (a) (i) Consolidated Funded Indebtedness as of such date minus (ii) Unrestricted Cash as of such date to (b) Consolidated EBITDA (each as defined in the Credit Agreement) for the period of four fiscal quarters most recently ended on or prior to such date
Credit Facility	The Company's $1.2 billion credit facility due in September of 2026 granted under the terms of the Credit Agreement
CRS	Communication and Related Services (Divested December 2022)
DCF	Discounted Cash Flows
DEA	U.S. Drug Enforcement Administration. The DEA is a division of the DOJ. It is the federal agency which regulates the manufacture, dispensing, storage, and shipment of controlled substances including medications with human abuse potential
DOJ	U.S. Department of Justice
Domestic Environmental Solutions	Hazardous Waste Solutions and Manufacturing and Industrial Services (Divested April 2020)
DOT	U.S. Department of Transportation
DSO	Days Sales Outstanding as reported, defined as the average number of days that it takes a company to collect payment after revenue has been recorded, computed as the trailing twelve months of Revenues for the period ended, divided by the Accounts Receivable balance at the end of the period. Days Sales Outstanding, net of Deferred Revenues is similarly computed except Accounts Receivable balance is netted with Deferred Revenues.
DTSC	U.S. Department of Toxic Substances Control
EBITDA	Earnings Before Interest, Taxes, Depreciation & Amortization. Another common financial term utilized by Stericycle to analyze the core profitability of the business before interest, tax, depreciation and amortization
EHS	Environmental, Health and Safety
Enviri	Enviri Corporation, a Delaware Corporation, formerly known as Harsco Corporation
EPA	U.S. Environmental Protection Agency
ERISA	U.S. Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Amendments Act of 1980
ERP	Enterprise Resource Planning
ESPP	Employee Stock Purchase Plan, which was approved by stockholders in May 2001 (as amended and restated in May 2017)
EU	European Union
Exchange Act	U.S. Securities Exchange Act of 1934
Expert Solutions	Recall and Return Services (Divested December 2020)
FACTA	U.S. Fair and Accurate Credit Transaction Act
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
FCPA Settlement	FCPA Settlement with the Securities and Exchange Commission, the Department of Justice and Brazilian authorities of approximately $90.0 million and engagement of an independent compliance monitor for 2 years and self-reporting for additional year
FMCSA	U.S. Federal Motor Carrier Safety Administration
GDPR	General Data Protection Regulation
GILTI	Global Intangible Low-Taxed Income
GPO	Group Purchasing Organization
HIPAA	Health Insurance Portability and Accountability Act
HMIWI	Hospital, Medical, Infectious Waste Incinerator
IATA	International Air Transport Association
Indenture	Indenture, dated as of June 14, 2019 between the Company, the guarantors named therein and U.S. Bank National Association, as trustee
International	Operating segment including Belgium, France, Germany, Ireland, Luxembourg, Portugal, Spain, and U.K. The following countries were divested in 2023: Australia, Brazil, Republic of Korea, Romania, Singapore, and UAE

2023 10-K Annual Report	Stericycle, Inc. • 3

Table of Contents	PART I

IRS	U.S. Internal Revenue Service
ISO	Incentive Stock Options
NOL	Net Operating Losses
North America	Operating segment including U.S., Canada and Puerto Rico
NOV	Notice of Violation
OSHA	U.S. Occupational Safety and Health Act of 1970
Other Costs	Represents corporate enabling and shared services costs, annual incentive and stock-based compensation
Pension Protection Act	Pension Protection Act of 2006
PFA	Pre-filing agreement with the IRS
PHMSA	U.S. Pipeline Hazardous Materials Safety Administration
Plan	401(k) defined contribution retirement savings plan
PPE	Personal Protective Equipment
PSU	Performance-based Restricted Stock Unit
Purchase Agreement	Stock Purchase Agreement, dated as of February 6, 2020, by and between Stericycle, Inc., and the Harsco Corporation (now known as Enviri) and CEI Holding LLC, a Delaware limited liability company and subsidiary of Harsco Corporation (now known as Enviri)
RCRA	U.S. Resource Conservation and Recovery Act of 1976
ROU	Right-of-Use
RSU	Restricted Stock Unit
RWCS	Regulated Waste and Compliance Services, a business unit that provides regulated medical waste services
S&P	Standard & Poor's
SEC	U.S. Securities and Exchanges Commission
Senior Notes	5.375% ($600.0 million) Senior Notes due July 2024 and 3.875% ($500.0 million) Senior Notes due January 2029
Series A	Series A Mandatory Convertible Preferred Stock, par value $0.01 per share
SG&A	Selling, general and administrative expenses
SID	Secure Information Destruction Services, a business unit that provides confidential customer material shredding services and recycling of shredded paper
SOFR	Secured Overnight Financing Rate - benchmark interest rate that replaced LIBOR
SOP	Sorted Office Paper
SQ Settlement	Small quantity medical waste customers class action settlement of $295.0 million
Tax Act	U.S. Tax Cuts and Jobs Act of 2017
Term Facility	Aggregate amount of commitments made by any lender under the terms of the Credit Agreement
Term Loans	Advances made by any lender under the Term Facility
TSA	Transition Services Agreement
UAE	United Arab Emirates
U.K.	United Kingdom
UPS	United Parcel Service, Inc.
U.S.	United States of America
USDA	U.S. Department of Agriculture
U.S. GAAP	U.S. Generally Accepted Accounting Principles

2023 10-K Annual Report	Stericycle, Inc. • 4

Table of Contents	PART I
PART I
Disclosure Regarding Forward-Looking Statements
This document may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. When we use words such as “believes”, “expects”, “anticipates”, “estimates”, “may”, “plan”, “will”, “goal”, or similar expressions, we are making forward-looking statements. Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of our management about future events and are therefore subject to risks and uncertainties, which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. Factors that could cause such differences include, among others, inflationary cost pressure in labor, supply chain, energy, and other expenses, decreases in the volume of regulated wastes or personal and confidential information collected from customers, and disruptions resulting from deployment of systems, disruptions in our supply chain, disruptions in or attacks on data information technology systems, labor shortages, a recession or economic disruption in the U.S. and other countries, changing market conditions in the healthcare industry, competition and demand for services in the regulated waste and secure information destruction industries, SOP pricing volatility or pricing volatility in other commodities, changes in the volume of paper processed by our secure information destruction business and the revenue generated from the sale of SOP, foreign exchange rate volatility in the jurisdictions in which we operate, changes in governmental regulation of the collection, transportation, treatment and disposal of regulated waste or the proper handling and protection of personal and confidential information, the level of government enforcement of regulations governing regulated waste collection and treatment or the proper handling and protection of personal and confidential information, the outcome of pending, future or settled litigation or investigations, charges related to portfolio optimization or the failure of acquisitions or divestitures to achieve the desired results, the obligations to service substantial indebtedness and comply with the covenants and restrictions contained in our credit agreements and Senior Notes, rising interest rates or a downgrade in our credit rating resulting in an increase in interest expense, political, economic, war, and other risks related to our foreign operations, pandemics and the resulting impact on the results of operations, long-term remote work arrangements which may adversely affect our business, restrictions on the ability of our team members to travel, closures of our facilities or the facilities of our customers and suppliers, weather and environmental changes related to climate change, requirements of customers and investors for net carbon zero emissions strategies, and the introduction of regulations for greenhouse gases, which could negatively affect our costs to operate, failure to maintain an effective system of internal control over financial reporting, as well as other factors described in our filings with the SEC, including the 2023 Form 10-K and subsequent Quarterly Reports on Form 10-Q. As a result, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends. We disclaim any obligation to update or revise any forward-looking or other statements contained herein other than in accordance with legal and regulatory obligations.

2023 10-K Annual Report	Stericycle, Inc. • 5

Table of Contents	PART I
Item 1. Business

Overview
Company Overview
Stericycle, Inc., is a U.S. based business-to-business services company and leading provider of compliance-based solutions that protect people and brands, promote health and well-being and safeguard the environment. Through our family of brands, Stericycle serves customers in North America and Europe with solutions to safely manage materials that could otherwise spread disease, contaminate the environment, or compromise one’s identity. To our customers, team members and the communities we serve, Stericycle is a company that protects what matters.
Segments
Our operating segments as of December 31, 2023, are North America and International.
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
Regulated Waste and Compliance Services
•Biohazardous Waste Disposal (including Regulated Medical Waste, Sharps Waste Management and Disposal, Pharmaceutical Waste Management and Disposal, Chemotherapy Waste and Disposal, Controlled Substance Waste Disposal, Healthcare Hazardous Waste, and Integrated Waste Stream Solutions)
•Compliance Solutions (including Steri-Safe® Compliance Solutions)
•Specialty Services (including MedDropTM Medication Collection Kiosks, Safe Community Solutions, SafeDropTM Sharps Mailback Solutions, and Airport and Maritime Waste Services)
•Medical Supply Store (including Sharps and disposable Biohazardous Waste Containers, Infection Control Supplies and Seal&Send Medication Mail Back)

Secure Information Destruction Services
•Secure information destruction and compliance solutions (including document, hard drive, and specialty destruction services) under the Shred-it® brand name which includes regular scheduled services (and processing onsite and offsite) and one-time services (including select, priority and express)

Revenues by service category for each of the operating segments were as follows:

In millions
	Year Ended December 31,
	2023	2022
North America
Regulated Waste and Compliance Services	$1,474.4	$1,468.8
Secure Information Destruction Services	781.4	794.3
Total North America Segment	2,255.8	2,263.1
International
Regulated Waste and Compliance Services	301.4	329.4
Secure Information Destruction Services	102.1	112.2
Total International Segment	403.5	441.6
Total Revenues	$2,659.3	$2,704.7
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on changes in revenues.

2023 10-K Annual Report	Stericycle, Inc. • 6

Table of Contents	PART I
Portfolio Optimization
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
During 2023, we divested eight businesses, demonstrating significant progress in executing our portfolio optimization priority. These divestitures included an International container manufacturer joint venture, our businesses in Brazil, Singapore, Australia, and Republic of Korea, dental recycling business in the Netherlands, SID joint venture in the UAE, and our business in Romania for aggregate net proceeds of approximately $85 million.
On January 31, 2024, we acquired a southeastern U.S. regulated waste business for total consideration of approximately $16 million in cash and a promissory note. This acquisition is considered to be complementary to existing operations and aligns with our portfolio optimization strategy. The acquired business is anticipated to contribute less than 1% to the RWCS revenue service category for 2024.
For additional information regarding acquisitions and Divestiture losses (gains), net, including significant impacts of foreign currency translation adjustments, net, see Part II, Item 8. Financial Statements and Supplementary Data; Note 3 – Acquisitions; Note 4 – Restructuring, Divestitures, and Asset Impairments in the Consolidated Financial Statements.
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
In 2023, no single customer accounted for more than 2% of our total revenues and our top ten customers collectively accounted for approximately 10% of total revenues. No single customer accounted for more than 2% of our total accounts receivable and our top ten outstanding customer balances accounted for approximately 8% of total accounts receivable. We have developed a strong and loyal customer base, with an estimated revenue retention rate of approximately 90% (based on our internal customer attrition analysis) and have been able to leverage these customer relationships to provide additional services.
As of December 31, 2023, Regulated Waste and Compliance Services are provided to customers in the U.S., Canada, Ireland, Portugal, Spain and the U.K. Secure Information Destruction Services under the Shred-it® brand are provided in the U.S., Belgium, Canada, France, Germany, Ireland, Luxembourg, the Netherlands, Portugal, Spain, and the U.K.
In the U.S. and elsewhere, the healthcare industry is evolving to meet competing demands for increased healthcare coverage of a growing and aging population and economic pressures to reduce healthcare costs. As a result of these dynamics, hospital networks are consolidating physician practices into their networks, independent practices are consolidating, while other customers are leveraging GPOs and delivering care through alternative sites of care, such as in-home, to reduce healthcare costs.
Our International RWCS operations generate most of their revenues from large account customers, such as hospitals, publicly funded healthcare organizations and National Trusts versus smaller customers which tend to be more profitable.

2023 10-K Annual Report	Stericycle, Inc. • 7

Table of Contents	PART I
Facilities and Fleet
Our worldwide network includes a global fleet of approximately 5,200 route trucks, tractors, collection vans, and small duty vehicles. We operate out of approximately 396 facilities worldwide with properties both leased and owned as described below:

	Autoclave or Alternative Medical Waste Treatment	Medical Waste Incinerator Facilities	Secure Information Destruction Processing	Transfer Stations (RWCS and SID)	Other Locations and/or Administrative Facilities	Total Facilities
North America	49	9	90	139	10	297
International	22	9	15	38	15	99
Total	71	18	105	177	25	396
We are headquartered in Bannockburn, Illinois.
Our Key Business Priorities
Following its founding in 1989, Stericycle grew rapidly through acquisitions as the regulated waste industry developed. Growth from regulated waste acquisitions helped us achieve scale of infrastructure, route density and a leadership position in many of the markets we serve. We also leveraged acquisitions to enter new regional and international geographies and added additional services to our portfolio, including the Secure Information Destruction business in 2015. As we grew and evolved, we operated without centralization and the efficiencies that come from an integrated, modern structure and associated information systems until we shifted our focus to our five key business priorities in 2019.
•Quality of revenue – We have been executing against our foundational initiatives we launched to drive revenue quality and are executing on: (i) expanding service penetration, (ii) improving customer implementation velocity, and (iii) deepening customer partnerships by developing enhanced solutions.
•Operational efficiency, modernization, and innovation – We have been executing on our foundational initiatives we launched to drive operational efficiency, modernization and innovation and are executing on: (i) infrastructure and system modernization, (ii) fleet replacement and route and long-haul network improvements and (iii) SafeShield container rationalization and modernization.
•ERP implementation – We successfully deployed the North America ERP to the U.S. RWCS business in the third quarter of 2023. Almost all of our U.S. team members are now leveraging the new technology. We continue to observe improvement in our team members' performance as they leverage the technology and data flow. We commenced activities for the international system modernization in 2022.
•Portfolio optimization – We expect to continue evaluating opportunities to further optimize our portfolio through a combination of asset rationalizations and strategic accretive tuck-in acquisitions, which streamline our portfolio of businesses and allow us to focus more deeply on our core businesses. 2023 divestitures primarily included an International container manufacturer joint venture in Spain; our businesses in Brazil, Singapore, Australia, and Republic of Korea; dental recycling business in the Netherlands; SID joint venture in the UAE; and our business in Romania for net proceeds of approximately $85 million.
•Debt reduction and leverage improvement – We have reduced total net debt to $1.27 billion as of December 31, 2023. In the second quarter of last year, we successfully achieved our goal of reducing our debt leverage below 3 times and have continued to maintain our debt leverage target, finishing 2023 with a debt leverage ratio of 2.85 times.
For further details, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8. Financial Statements and Supplementary Data; Note 3 – Acquisitions, Note 4 – Restructuring, Divestitures, and Asset Impairments, and Note 9 – Debt.

2023 10-K Annual Report	Stericycle, Inc. • 8

Table of Contents	PART I
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

2023 10-K Annual Report	Stericycle, Inc. • 9

Table of Contents	PART I
Secure Information Destruction
We leverage a combination of off-site and on-site document destruction methods for one-time and recurring paper shredding. In North America in 2023, approximately 72% of collected documents for secure destruction were sent off-site to geographic consolidating shredding facilities for secure destruction. The remainder of collected documents are shredded on-site with shredding equipment in our vehicles. For both methods, our service offerings leverage cross-cut shredding technology to enhance the security level of destruction and can provide secure chain-of-custody and Proof of Service.
Shredded paper is then sold as SOP for recycling. SOP consists of paper typically generated by offices that contains primarily white paper. White paper is a higher value recyclable than mixed paper, which mainly consists of newspapers or magazines. In 2023, Stericycle collected approximately 462,000 tons of SOP for recycling, a decrease of 11.7% compared to 2022 of approximately 523,000 tons. After excluding the impact of divestitures, we collected approximately 453,000 tons and approximately 500,000 tons in 2023 and 2022, respectively. This resulted in a decline in SOP, excluding divestitures, of approximately 47,000 tons or 9%. During 2023, the average annual SOP price was $174 per ton, as reported by Fastmarkets, a decrease of 26.0% compared to 2022.
Our Business Model and Key Business Attributes
Regulated Business-to-Business Operations
We focus on providing business-to-business services in areas of operations that are highly regulated. By helping our customers maintain compliance with complex regulations, we protect people and brands, promote health and well-being and safeguard the environment. Governmental legislation and regulation require the proper handling and disposal of items such as regulated waste and personal confidential information. Regulated waste can be defined as any material subject to government-imposed guidelines for handling the material for transportation or disposal.
•Regulated Medical Waste: Regulated medical waste generated from procedures including any items saturated with blood or other potentially infectious materials (OPIM), such as bandages, gauze, or PPE, are considered regulated medical waste.
•Trace Chemotherapy Waste: Chemotherapy waste includes empty chemo drug vials, syringes and hypodermic needles, spill kits, IV tubing and bags, contaminated gloves and gowns, materials from spill cleanups, or bodily fluids/waste.
•Pathological Waste: Pathological waste such as human or animal tissues, body parts, and surgical specimens (decanted of formaldehyde, formalin, or other preservatives) are packaged separately.
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
•Solid Waste and Recycling: Solid waste and recycling services.
•Maritime Waste: Airport and seaport generated waste including gray water, black water, bilge water, sludge, solid waste, recyclable solid waste, RCRA hazardous waste, APHIS waste, and universal waste.
•Personal Confidential Information: Documents and e-media containing protected healthcare information, financial information, or other confidential information.

2023 10-K Annual Report	Stericycle, Inc. • 10

Table of Contents	PART I
Growing Markets
The demand for our services, especially our core services of regulated waste and compliance and secure information destruction, are expected to grow or have historically grown. This growth is driven by multiple factors:
•Aging Population and Demographic Changes: The average age of the population in the countries in which we operate is rising, driving increases in healthcare demand and the quantity of regulated wastes generated.
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
Stable and Recurring Customer Needs Supported by Long-term Contracts
The services we provide most often require service on a routine and scheduled basis. The majority of our customer relationships include long-term contracts ranging from three to five years in length. We have developed a strong and loyal customer base, with a revenue retention rate of approximately 90% (based on our internal customer attrition analysis) in 2023.
Established Network of Processing and Transportation Locations
Our infrastructure network results in an expansive operational network with alternate transportation, treatment, destruction, and recycling options for our customers. The scale of our network also provides us the ability to be the single-source provider for customers with multiple locations across the country and gives us the flexibility to quickly redirect services or operations to another location if the need arises due to severe weather, power outages, or other disruptions.
Our goal is to optimize our facilities with a strategic and standardized operating model. We are analyzing processing capabilities, plant and transportation equipment needs, team member requirements, and potential customer implications or benefits. This planning process also provides opportunities to focus on reducing our environmental impact by optimizing our transportation network to reduce miles driven and overall greenhouse gas impact. We anticipate that modernizing our plant equipment with new efficient technology will also lessen our overall energy consumption per operating cycle. Over the past three years, we have opened several new greenfield autoclave facilities (New Jersey, California, Ireland, and United Kingdom) and completed over 20 upgrade projects, including improvements to autoclaves, shredders, washers and enhanced conveyance, and sharps processing. These new and improved facilities and upgrades represent the initial steps in modernizing our global facility network which we plan to expand in future periods. In 2022, we began constructing a commercial HMIWI in Nevada that we expect to complete in the first half of 2024 and begin testing.

2023 10-K Annual Report	Stericycle, Inc. • 11

Table of Contents	PART I
Routing Logistics
While we manage large volumes of waste and secure information for destruction, the average volume per customer site is relatively small and the resulting revenue per stop is low. As such, route logistics and route efficiency are a core focus. Our transportation network provides us with an advantage compared to our competition in many of the markets we serve. Additionally, we have continued to focus on route density and optimization at both the individual truck and geographic market level. By optimizing locations of our new facilities and executing our transportation and long-haul plan, we are now driving fewer miles per month, on average. We expect that the North America ERP implementation will continue to provide greater visibility to data which will continue to enable additional routing and operational efficiencies.
Industry Leadership and Expertise
Based on our infrastructure and revenues, we maintain a leadership position across many of our services lines, including regulated waste and secure information destruction. We employ experienced team members who have a deep understanding of the industries they serve, the regulatory climate and the evolving needs of our customers. We collaborate regularly with a wide range of stakeholders and interest groups. Starting in 2020, the Company took a leadership position related to the management of COVID-19 pandemic waste, supporting our customers and providing industry expertise regarding the effective management of COVID-19 waste. In 2014, we were tasked by the DOT and CDC to dispose of waste from the Ebola outbreak. We proactively work with organizations like the CDC, DEA, EPA, OSHA and many other government and regulatory bodies, including law enforcement. Our experts are frequent speakers at hospital networks and industry trade associations and actively engage in numerous community meetings each year.
Human Capital Management
Workforce Overview
As of December 31, 2023, our workforce is over 13,500 team members, with 97% of them employed full-time. We engage approximately 1,300 global contingent workers, supplementing our team to fill temporary positions or as a part of a temporary-to-permanent recruiting program. The year over year decrease in team members was primarily attributed to divestitures and workforce management through careful hiring, attrition, and targeted workforce reduction.
Our 2023 voluntary turnover rate, excluding turnover due to divestitures, averaged approximately 22%. In 2022 our voluntary turnover rate, excluding turnover due to divestitures, averaged approximately 28%.
As of December 31, 2023, 10% of our total global workforce was covered by collective bargaining agreements or works councils. There are 19 collective agreements in the U.S. and Canada, covering approximately 720 team members or 7% of our North American workforce. Approximately 680 team members outside North America are covered by collective bargaining agreements or works councils. We engage in good faith bargaining with the works councils and unions that represent our team members.
Diversity and Inclusion
At Stericycle, embracing the diversity and inclusion of our workforce is one of our core values. In 2023, approximately 22% of our global workforce were women, including 33% in middle management and 29% in leadership positions (directors and above). The racial and ethnic diversity of our U.S. workforce was comprised of White, 45%; Black or African American, 27%; Hispanic/Latino, 22%; Multi-Ethnic or Other, 4%; and Asian, 2%; with 55% of our team members identifying as minorities.
During 2023, 67% of U.S. new hires and 51% of internal promotions were from federally designated racial or ethnic minority categories. We hired approximately 180 team members during 2023 who identified as U.S. veterans.
We believe our seven employee resource groups (ERGs) help drive engagement and representation and support team members who are Women, Black and African American, Latinx, Veterans, members of the LGBTQ+ (lesbian, gay, bisexual, transgender, and queer) community, young professionals, and team members and their family members who have disabilities. We routinely leverage our ERGs to address important social topics with our team members through “Let’s Talk About It” video discussion, "FIERCE Cafe", and other internal discussions. Additionally, during 2023, our ERGs provided educational communications to our team members; hosted speaker events; led company celebrations for Black History Month, Hispanic Heritage Month, Pride Month, Veterans Day, and other days of diversity awareness or celebration; and provided mentoring programs for Women, Black and African Americans, and Veterans. We also launched an Unconscious Bias training program in 2023.

2023 10-K Annual Report	Stericycle, Inc. • 12

Table of Contents	PART I
Compensation
In 2023, we continued our market-based compensation analyses which included pay equity analysis and identification of potential pay gaps. We independently consulted with third-parties on our pay practices and policies to ensure equitable pay across employee groups. We remain committed to a routine review of the competitiveness and equity of our team members’ compensation, with the next detailed analysis occurring in 2025. Additionally, we continue to monitor and comply with state laws around pay transparency.
Safety
At Stericycle, a commitment to safety is one of our core values. We focus on a comprehensive safety program to protect our team and the communities in which we operate and drive our safety performance.
In 2023, our safety improvement journey included a comprehensive focus on developing centralized procedures, processes and monitoring as well as investment in new training programs to increase safety awareness. During 2023, our safety program included:
•a global expansion of our comprehensive defensive driving program;
•a continuation of our Corporate Integrated Audit Program, ensuring compliance with our policies and procedures as well as applicable laws and regulations;
•a monthly safety global coaching and communications program; and
•a weekly published Safety Exchange with themed procedures and best practices.
To further our safety objective and measure our progress, we track key safety metrics, Total Recordable Incident Rate (TRIR), which is calculated by multiplying the total number of recordable workplace injuries or illnesses by 200,000 and dividing by the total hours worked ((Injuries x 200,000) / Hours), and Severe Vehicle Incident Rate (SVIR), which is calculated by multiplying the total severe vehicle incidents by 200,000 and dividing by the total hours worked ((Injuries x 200,000) / Hours), which are components of team member total compensation.
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
In the regulated waste and secure information destruction industries, another source of competition is on-site management. For regulated waste, some large-quantity waste generators, particularly hospitals, may choose an onsite autoclave or other treatment process. For secure information destruction, many businesses may choose to use small, on-site shredders for their documents. In both regulated waste and secure information destruction, we believe there is no other competitor in North America with Stericycle’s overall scale, breadth of services, national transportation network and comprehensive treatment network in our two core businesses.
Governmental Regulation
Stericycle’s RWCS and SID services, are subject to numerous regulations, which may evolve over time. We are subject to substantial regulations enacted and enforced by governments within the U.S. and the international jurisdictions in which we conduct operations. In many countries, there are multiple regulatory agencies at the local and national level that oversee our customers and/or our services. The regulatory requirements with which we must comply vary from jurisdiction to jurisdiction. The laws governing our domestic and international operations generally consist of statutes and regulations concerning environmental protection; employee and public health and safety; transportation; document destruction and management; data privacy; ethical business conduct; and the management of regulated waste streams, including regulations that govern the definition, generation, segregation, handling, packaging, transportation, treatment, storage and disposal of regulated waste.

2023 10-K Annual Report	Stericycle, Inc. • 13

Table of Contents	PART I
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
Various U.S. and international laws and regulations related to data privacy and the protection of confidential information also apply to Stericycle’s RWCS and SID services, including HIPAA and the CCPA in the U.S. and the GDPR in Europe. In addition, laws governing ethical business practices apply to our business including, but not limited to, the FCPA, and the U.K. Bribery Act. These laws may apply to our business on both a global and local basis and ban unethical behavior such as the payment of bribes to government officials for the purpose of gaining an improper business advantage, improper maintenance of our books and records, as well as other financial transparency requirements.
Environmental Protection
Our business is subject to extensive and evolving environmental regulations in the geographies in which we operate. Generally, the environmental laws that we are subject to regulate the handling, transportation, treatment and disposal of waste, the release or potential release of hazardous substances into the environment, the discharge of pollutants into waterways and the emission of pollutants into the air. The principal environmental laws that govern our operations in the U.S. are the federal Clean Air Act and Clean Water Act, in addition to state laws and regulations governing regulated waste. Examples of environmental laws applicable to our international operations include the Waste Framework Directive, Environmental Liabilities Directive, Industrial Emissions Directive and the Shipments of Waste Regulations in the EU, and the Canadian Environmental Protection Act and related regulations in Canada.
Climate and Sustainability
Consistent with our Company’s commitment to sustainability and environmental protection, we have published our 2023 Corporate Social Responsibility Report (CSRR), providing details on our environmental, social and governance (ESG) performance. The information in this report can be found at https://investors.stericycle.com but it does not constitute a part of, and is not incorporated by reference into, this Annual Report on Form 10-K.
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

2023 10-K Annual Report	Stericycle, Inc. • 14

Table of Contents	PART I
Controlled Substances
Our service offerings for the collection, treatment, and disposal of controlled substance waste, from both the healthcare industry and individual consumers, are subject to numerous laws and regulations governed by various regulatory agencies, including the DEA. These regulations typically require our facilities to obtain licenses or registrations, and meet other certain requirements for approval to collect, transport, treat and dispose of controlled substances. These regulations have very prescriptive requirements for security, recordkeeping and reporting. Like other regulatory schemes, registrations/licenses must be kept current, and facilities may be subject to inspection or enforcement.
U.S. and Foreign Local Regulation for Waste Management
We conduct business in all 50 U.S. States and Puerto Rico. Because the U.S. EPA does not regulate medical waste at the federal level, each state has its own regulations related to the handling, treatment and storage of regulated medical waste. Many states have followed requirements similar to the Medical Waste Tracking Act of 1988 or have placed regulated medical waste regulations within solid waste regulations. Regulated Garbage (i.e., international food waste) is another waste stream that is subject to unique regulatory requirements that are promulgated and enforced by the USDA and U.S. Customs and Border Protection. The USDA typically inspects our facilities receiving Regulated Garbage waste on a quarterly basis.
In each state where we operate a processing facility or a transfer station, we are required to comply with varying state and local laws and regulations, which may also require a specific operating plan. In addition, many local governments have ordinances and regulations, such as zoning or wastewater regulations, that affect our operations. Similarly, our international operations are subject to regulations enacted and enforced at the provincial, municipal, and local levels of government in addition to the national regulations with which we must comply.
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
We carry insurance that include property, workers compensation, general liability, employer’s liability, pollution liability, privacy and security liability, cyber-liability, directors and officers and miscellaneous professional services errors and omissions coverage. We also carry umbrella policies that cover general liability, automobile and employers' liability. We regularly evaluate other lines of coverage to respond to specific business needs but consider our current insurance coverage to be sufficient to meet regulatory as well as customer requirements and to protect our employees, assets and operations.
Patents, Trademarks and Proprietary Rights
Stericycle holds a number of patents or applications in the U.S., Canada, the U.K., and Europe for technologies related to its business, including our patented innovation, SMS Revolution, which modernizes our processing of sharps, and innovations for the recovery of reusable medical devices in a sharps container, various waste container assemblies, a lockable mounting bracket for use with a waste container assembly, and a three-stage shredder.
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

2023 10-K Annual Report	Stericycle, Inc. • 15

Table of Contents	PART I
Information about Our Executive Officers
The following table contains certain information regarding our nine current executive officers:

Name	Position	Age
Cindy J. Miller	President and Chief Executive Officer	61
Janet H. Zelenka	Executive Vice President, Chief Financial Officer and Chief Information Officer	65
S. Cory White	Executive Vice President and Chief Commercial Officer	51
Kurt M. Rogers	Executive Vice President and General Counsel	52
Joseph A. Reuter	Executive Vice President and Chief People Officer	62
Dominic Culotta	Executive Vice President and Chief Transformation Officer	60
Michael S. Weisman	Executive Vice President and Chief Ethics and Compliance Officer	65
Rich M. Moore	Executive Vice President of North American Operations	62
Daniel V. Ginnetti	Executive Vice President, International	55
Cindy J. Miller has served as a Director since February 2019 and became Stericycle's President and Chief Executive Officer in May 2019 after serving as President and Chief Operating Officer since October 2018. Prior to Stericycle, Ms. Miller served as President, Global Freight Forwarding for UPS. Ms. Miller had a 30-year career with UPS, starting as a driver and progressing to district manager for operating regions in the United States and then managing director for regions in Europe, the Middle East, and Africa before becoming President of the European region. Ms. Miller received a bachelor's degree from Pennsylvania State University and completed the Senior Executive Leadership Programme from the London School of Business.
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

2023 10-K Annual Report	Stericycle, Inc. • 16

Table of Contents	PART I
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

2023 10-K Annual Report	Stericycle, Inc. • 17

Table of Contents	PART I
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
We sell nearly all of the shredded paper from our secure information destruction business to paper companies and recycled paper brokers. SOP is marketed as a commodity and is subject to significant demand and price fluctuations beyond our control. Additionally, the market demand for recycled paper can be volatile due to factors beyond our control. Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, volume, revenues, and margins for pulp and paper products. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions and levels of industry capacity. The overall levels of demand for the pulp and paper products reflect fluctuations in levels of end-user demand, which depend in part on general macroeconomic conditions in North America and worldwide. We have experienced a decline in paper tonnage collected over the past several years which we believe is a reduction in the consumption of paper due to an increase in the use of computers and digital technology and pandemic related impacts, such as a shift to remote work and virtual learning, and it remains unclear what the future long-term impact will be on the paper volume we collect. Lack of demand for our shredded paper material or increasing uses of substitutes for SOP could adversely affect our business, our results of operations and financial condition.
Unfavorable market conditions, including those driven by economic or social trends, may impact the volume of regulated wastes or personal and confidential information we collect from customers.
The compliance-based services we provide rely on the generation of regulated wastes or personal and confidential information by our customers. The volume of material collected from our customers may be impacted by macro-economic trends associated with manufacturing and industrial markets, healthcare market dynamics, and trends associated with an increase in work-from-home arrangements and electronic and digital record keeping. Some of our services are provided on a subscription basis with a monthly fee to minimize short-term or cyclical variability associated with these factors. However, certain of our services are provided on a transactional basis, and long-term trends resulting from these factors could reduce the demand for our services, whether we provide them on a subscription or transactional basis. It can also negatively impact our ability to adequately forecast the demand for our services, which can negatively impact our results of operations and financial condition. In addition, an economic recession would likely impact the general business environment and the capital markets, which could, in turn, affect the Company.
Changing market conditions in the healthcare industry, healthcare consolidation and healthcare reform, could adversely affect our results of operations.
In the U.S. and elsewhere, the healthcare industry is evolving to meet competing demands for increased healthcare coverage of a growing and aging population and economic pressures to reduce healthcare costs. As a result of these dynamics, hospital networks are consolidating physician practices into their networks, independent practices are consolidating together, and healthcare providers are focused on cutting costs within their businesses. These changes exert downward pricing pressure, including the impact of GPO rebates and administrative fees, on services that we provide to healthcare customers, which could adversely affect our results of operations. The consolidation of this customer base also increases the competitive nature of the healthcare waste industry, which could significantly and adversely affect our results of operations and financial condition
Aggressive pricing by existing competitors and the entrance of new competitors could significantly and adversely affect our results of operations.
The industries in which we participate are highly competitive. Some of our competitors may have lower financial expectations, allowing them to reduce their prices to expand sales volume or to win competitively bid contracts. Some of our competitors may also have large national accounts and/or exclusive waste franchise agreements with

2023 10-K Annual Report	Stericycle, Inc. • 18

Table of Contents	PART I
municipalities. This competition has required us in the past to reduce our prices to our customers, may require us to reduce our prices in the future or may affect our ability to increase prices in the future. We may also lose customers or be unable to execute our pricing strategy. We may elect to exit or not participate in certain markets or to disengage with low margin customer relationships. Price reductions or our inability to increase prices due to competition or regulation could significantly and adversely affect our results of operations and financial condition.
Some of our larger competitors in the markets that we serve are national companies with substantial resources, or companies funded by private equity firms. In addition to our larger competitors, there are many regional and local companies in the regulated waste and secure information destruction industries. We face direct competition from a large number of small, local competitors. Competition from regional or local companies is likely to exist in new locations to which we may expand in the future or may limit our ability to extend into those markets at all. We may also face competition from competitors employing new or alternative technologies which may include technologies intended to reduce the carbon emissions attributable to the services offered by the Company and its competitors. For example, competitors may outpace our ability to adopt alternative vehicle technology or alternative technology to treat medical waste.
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
The extent to which disease outbreaks, such as the coronavirus pandemic, mpox (formerly monkeypox), Ebola virus and Disease X, impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the outbreak; governmental, business and individuals’ actions, vaccination and quarantine requirements, waste treatment and disposal requirements, economic activity that effects our customers’ demand for our services; our ability to provide our services; the ability of our customers to pay for our services; any closures of our and our customers’ facilities; staffing levels at medical facilities; and the need for enhanced health and hygiene requirements or other measures taken in an attempt to counteract future outbreaks in our or our customers’ facilities.
OPERATIONAL RISKS
Complications could occur with the implementation of system modernization that could adversely impact our business and operations.
We rely on information systems and technology to manage our business and summarize operating results. We intend to continue to modernize our systems and associated infrastructure. Integrated systems are designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of our business. The system modernization process has required, and will continue to require, the investment of personnel and financial resources. We may not be able to successfully complete any system modernization without experiencing increased costs and other difficulties and our planned timeline to implement the system modernization may be delayed. If we are unable to successfully implement system modernization as planned, our business, results of operations, and financial condition could be negatively impacted. The SID North America ERP deployment in 2021 impacted earnings in the third quarter of 2021 and the timing of billing and collections also impacted bad debt reserves in 2021 and 2022. The RWCS North America deployment in 2023 impacted timing of billing and collections in Q4 2023. These impacts were due to typical ERP start-up challenges, which included team members learning new processes and technology across every aspect of the business and onboarding and tuning the flow of data elements through the system. To the extent we experience billing and collections challenges, lower levels of revenue or higher levels of bad debt expense or customer concessions may result. Additionally, if we do not effectively implement systems modernization as planned or system modernizations do not operate as intended, we may experience higher levels of customer disputes and attrition, savings from systems may not be achieved, or the effectiveness of our internal control over financial reporting could be adversely affected or our ability to adequately assess and operate those controls could be delayed.

2023 10-K Annual Report	Stericycle, Inc. • 19

Table of Contents	PART I
We may not realize the expected financial benefits within the anticipated timeline from our continuous improvement efforts including operational efficiency, modernization and innovation actions, among others.
We remain focused on continuous improvements including operational efficiency, modernization, and innovation to control costs and improve performance and efficiencies. We analyze opportunities in areas such as facility footprint, processing capabilities, equipment needs, team member requirements, fleet replacement and route and long-haul network improvements, managed service opportunities, and container rationalization and modernization. We will continue to evaluate our operating needs and may prospectively adjust our workforce to align. Some of our infrastructure and facilities have been in service for many years, which may result in a higher level of future maintenance costs and unscheduled repairs. Further, a portion of our infrastructure and facilities may need to be improved or replaced to maintain or increase operational efficiency, sustain production capacity, or meet changing regulatory requirements. We may incur more charges and cash expenditures than estimated and may not realize the expected improvements or cost savings in the planned timeframe or at all. As we continue to consider each Operational Optimization activity, the amount, the timing and recognition of charges may be affected by the occurrence of commitments and triggering events as defined under U.S. GAAP, among other factors. We may incur more charges and cash expenditures than estimated and may not realize the expected improvement or cost savings on its planned time frame or at all.
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
As an operator of an extensive fleet of vehicles, most of which are heavy-duty trucks that utilize fossil fuels, we will be impacted by emerging regulations that require the transition to different engine technologies, such as electric powered vehicles. Depending upon the scope and pace of such regulations, we may need to direct future capital investments toward alternative fuel and zero emission fleet assets to meet vehicle requirements and accelerated transition timelines. Our operational processes could be impacted, and we could experience increases to our operational costs as well as increased expenditures to acquire the vehicles and infrastructure.
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
We might be unable to obtain or maintain the permits that we require, and/or the cost of compliance with new or changed regulations could be significant. Many of the permits that we require, especially those to build and operate waste processing and treatment plants and transfer facilities, are difficult and time-consuming to obtain and they may not be issued as quickly as we need them or be issued at all. For example, permitting availability and timelines may be impacted by emerging environmental justice regulation aimed at expanding opportunities for public participation in the process, and restricting or prohibiting industrial uses of certain locations. Even where permits are obtained, they may contain conditions or restrictions that limit our ability to operate efficiently. If we cannot obtain the permits, or if they contain unfavorable conditions, it could substantially impair our operations and reduce our revenues and/or profitability. For additional information, please see Part II, Item 8, Financial Statements and Supplementary Data; Note 19 – Legal Proceedings in the Consolidated Financial Statements.

2023 10-K Annual Report	Stericycle, Inc. • 20

Table of Contents	PART I
If we encounter regulatory compliance issues in the course of operating our businesses, we may experience adverse publicity, which may intensify if such non-compliance results in legal liability. Any legal liability for non-compliance or adverse publicity from such non-compliance may harm our reputation, and result in difficulties in attracting new customers, or retaining existing customers which would impact our results of operations and financial condition.
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
We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our team members and our customers. We rely heavily on various proprietary and third-party information systems. Our reputation for the secure handling of customer and other sensitive information is critical to the success of our business. Like other large, global corporations, we are potentially subject to a range of cyber attacks, including but not limited to state-sponsored cyber-attacks, industrial espionage, insider threats, computer denial-of-service attacks, computer viruses, ransomware and other malware, data leakage and compromise, wire fraud, phishing incidents and other cyber incidents. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. In any cyber incident that we may experience, our ability to detect an incident, incident response capabilities, business continuity procedures and disaster recovery planning may not be entirely effective as our information technology and network infrastructure may still be vulnerable to attacks or breaches due to employee error, malfeasance, computer viruses, power outages, natural disasters, acts of terrorism, breaches with respect to third-party systems or vendors or other disruptions. A cybersecurity incident and breach of our information systems could lead to theft, destruction, loss of life, damage to property, environmental issues, misappropriation or release of sensitive and/or confidential information or intellectual property, which could result in business disruption, negative publicity, violation of privacy laws, loss of customers, brand damage, adverse financial and operational results, and potential litigation. Although we maintain insurance coverage for various cybersecurity risks, there is no guarantee that all costs or losses incurred will be fully insured.
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

2023 10-K Annual Report	Stericycle, Inc. • 21

Table of Contents	PART I
Issues related to the development and use of AI present new risks and challenges and could adversely affect our business and operating results.
Issues in the development and use of AI, including generative AI tools and large language models, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. AI presents risks, challenges, and unintended consequences that could affect our and our customers’ and vendors' adoption and use of this technology. If we, our customers or vendors, or our third-party partners experience an actual or perceived breach of privacy or security incident because of the use of AI, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. AI-related issues, deficiencies and/or failures could (i) give rise to legal and/or regulatory actions, including with respect to proposed legislation regulating AI in jurisdictions such as the European Economic Area; (ii) damage our reputation; or (iii) otherwise adversely affect our business and operating results.
The handling of secure information for destruction exposes us to potential data security risks that could result in monetary damages against us and could otherwise damage our reputation, and adversely affect our business, results of operations, and financial condition.
The protection of customer, employee, and other company data is critical to our business. The regulatory environment regarding information security and privacy in the U.S. and other countries in which we operate is continuously evolving and becoming increasingly demanding, with the frequent imposition of new and regularly changing requirements. Certain legislation, including FACTA, HIPAA, the Economic Espionage Act in the U.S., the Personal Information Protection and Electronic Documents Act in Canada and the GDPR in the U.K. and EU, require documents to be securely destroyed to avoid identity theft and inadvertent disclosure of confidential and sensitive information. In addition, an increasing number of countries and states in the U.S. have introduced and/or increased enforcement of comprehensive privacy laws or are expected to do so. The continued emphasis on information security as well as increasing concerns about government surveillance may lead customers to request us to implement additional safeguards or controls to enhance our security and/or assume higher liability under our contracts. As a result of legislative initiatives and customer demands, we may have to modify our operations, as well as our internal compliance programs, to further improve data security. Any such modifications may result in increased expenses and operational complexity, and adversely affect our reputation, business, financial condition and operations. A significant breach of customer, employee, or other company data could attract a substantial amount of media attention, damage our customer relationships and our reputation, and result in lost revenues, fines, expenses, or lawsuits.
We depend on third parties to provide a variety of services.
We depend on third parties to provide a variety of services including information technology, finance and accounting and transporting and processing a portion of the regulated waste we collect from our customers, among others. We may continue to increase our dependence on third-party providers for services. The failure of these service providers to meet their obligations or the development of significant disagreements or other factors may disrupt our ongoing relationship with these providers or the services they provide, which could adversely affect our business, financial condition or results of operations. In addition, failure by waste disposal vendors to properly handle or dispose of the regulated waste we collect from customers could expose us to liability, increase our costs, damage our reputation and generally have an adverse effect on our business, financial condition or results of operations.

2023 10-K Annual Report	Stericycle, Inc. • 22

Table of Contents	PART I
Risks from our International operations could adversely affect our business, financial condition and results of operations.
We have operations in the U.S. and 10 other countries. Foreign operations carry specific risks including: (i) exchange rate and interest rate fluctuations; (ii) substantial inflation in certain markets; (iii) dependence in certain markets on government entities as customers; (iv) delays in the collection of accounts receivable related to certain government funding practices; (v) government controls; (vi) import and export license requirements; (vii) political or economic instability, social unrest, and public safety and security; (viii) changes in or compliance with U.S., local or other applicable laws and regulations, including laws and regulations concerning anti-corruption, anti-bribery (i.e. FCPA, U.K. Bribery Act and similar laws), global trade, trade sanctions, competition, privacy and data protection; (ix) trade restrictions; (x) changes in tariffs and taxes; (xi) tax and foreign investment policies; (xii) industry or macro-economic trends; (xiii) permitting and regulatory standards; (xiv) differences in local laws, regulations, practices, and business customs; (xv) restrictions on repatriating foreign profits back to the U.S. or movement of funds to other countries; (xvi) difficulties in staffing and managing international operations; (xvii) increases and volatility in labor costs; (xviii) property ownership restrictions in certain countries; and (xix) emerging trends or regulations related to reducing the impact of climate change. Any of the foregoing or other factors associated with doing business abroad could adversely affect our business, financial condition and results of operations.
LEGAL, REGULATORY, AND COMPLIANCE RISKS
We are subject to pending legal proceedings that may result in material liability or otherwise harm our business.
We are a defendant in pending lawsuits and other legal proceedings involving private litigants and governmental authorities. See Part II, Item 8. Financial Statements and Supplementary Data; Note 19 – Legal Proceedings in the Consolidated Financial Statements. These current and future matters may result in significant liabilities and diversion of our management’s time, attention, and resources. Given the uncertain nature of litigation generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome in these matters. In view of these uncertainties, the outcome of these matters may result in charges that materially exceed any accrued liabilities for contingent losses and, to the extent available, liability insurance. We engage an outside actuary twice a year to assist us in estimating these liabilities. Litigation outcomes may include civil, administrative or criminal penalties as well as other remedies that could materially harm our reputation, business, financial condition or results of operations, adversely affect our liquidity and ability to service our indebtedness, or require us to restructure or amend the terms of our indebtedness. While we generally carry liability insurance intended to cover these contingencies, instances may occur that are not insured against or that are inadequately insured against. An uninsured or underinsured loss could be substantial and could impair our profitability and reduce our liquidity.
We are subject to extensive government imposed requirements; noncompliance may result in significant liabilities.
Our operations are subject to extensive federal, state and local laws and regulations. The consequences of failure to comply with government-imposed regulations, other requirements and contractual terms, including uncapped liability provisions in government customer contracts, can impact our ability to service our customers, and thus our operational results. Compliance with government regulations can also be costly, which can negatively impact our overall financial condition.
We are involved in government investigations, enforcement proceedings, private lawsuits and other disputes alleging non-compliance with applicable regulations, including possible noncompliance with the Controlled Substances Act and other statutes involving our former Domestic Environmental Solutions business of collecting, transporting, and destroying controlled substances from retail customers. See Part II, Item 8. Financial Statements and Supplementary Data; Note 19 – Legal Proceedings in the Consolidated Financial Statements. These matters may result in material liability against us, including permit revocations or denials, civil, criminal and administrative penalties, and other adverse consequences .
Under previously reported settlements with governmental authorities relating to our compliance with the FCPA and other foreign or domestic anti-corruption laws with respect to operations in Latin America, we have engaged an independent compliance monitor through 2024 and will undertake compliance with self-reporting obligations through 2025. See Part II, Item 8 Financial Statements and Supplementary Data; Note 19 – Legal Proceedings in the Consolidated Financial Statements. Other matters may arise in the future involving alleged violations of the FCPA, other anti-corruption and anti-bribery laws, or laws prohibiting doing business with sanctioned parties. These could subject us to enforcement actions by the SEC or the DOJ or other regulatory bodies, fines, penalties, further

2023 10-K Annual Report	Stericycle, Inc. • 23

Table of Contents	PART I
oversight by an independent compliance monitor and/or self-reporting obligations, litigation, or orders of suspension or debarment, which could adversely affect our business, financial condition and results of operations.
We face risk associated with regulated waste services and the potential regulation of emerging contaminants that may be present in materials historically and presently collected for treatment and disposal. We also face the risk of incurring significant environmental cleanup liabilities for our current operations, pre-existing conditions at the locations where we operate, and/or successor or predecessor liability associated with our portfolio optimization strategy.
Requirements of governments, customers and investors for net zero greenhouse gas emissions strategies, and the introduction of regulations restricting emissions of “greenhouse gases” aimed to limit climate change, could negatively impact our costs to operate.
Around the world, there are a wide range of legislative and regulatory efforts at the state, provincial, regional and federal levels focused on reducing greenhouse gas emission and minimizing the impact of climate change. These emerging legislative and regulatory efforts include, among other things, initiatives to reduce the use of fossil fuels, single use plastics, and waste volumes sent to landfills. We monitor the regulatory landscape and the potential impacts to our operations of such efforts. These evolving regulations and expectations could also affect certain management estimates, including long-lived asset useful lives and asset retirement obligations, which could adversely impact results of operations.
We monitor emerging climate-related regulations potentially impacting the Company on an ongoing basis. Specifically, the Company is monitoring regulations related to required emissions reporting, country mandates applied to industries that are related to carbon emissions reductions (for example, the U.K.’s sixth Carbon Budget, which expands the scope of industries covered by the U.K.’s carbon emission reduction goals), and regulations that limit the purchase or use of fossil fuel powered vehicles (for example, California’s Advanced Green Fleets regulation requiring medium- and heavy-duty vehicle fleets to transition to zero-emission vehicles and the UK’s policy that 80% of new cars and 70% of new light commercial vehicles must be zero emission by 2030, increasing to 100% by 2035).
The Company engages with customers to better understand their current approach and future strategies in response to climate-related regulation and business trends. Certain of the Company’s customers have established, or are in the process of establishing, goals for their organizations to be carbon neutral or reduce waste levels, especially wastes that go to landfills, and have extended such goals to their key vendors and business partners. For example, the National Health Service (“NHS”) in the U.K. established a goal for its suppliers to be net zero by 2045, and, in August 2022, introduced standard contract clauses relating to supplier sustainability which include incremental requirements such as undertaking ‘evergreen supplier’ assessments and the appointments by suppliers of ‘net zero champions’. This increased focus by customers on minimizing climate change impacts may require the Company to invest in incremental and higher-cost technologies for more efficient waste processing, collection services through our fleet of vehicles, or other operational impacts.
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
Legislatures and taxing authorities in various jurisdictions in which we operate may propose changes to their tax rules. Furthermore, international tax norms that determine each country’s jurisdiction to tax are subject to change. In particular, a project undertaken by the Organisation for Economic Co-operation and Development (“OECD”) focuses on redefining jurisdictional taxation rights in market countries and establishing a global minimum tax. In December 2022, the European Union (“EU”) approved a directive requiring member states to incorporate a 15% global

2023 10-K Annual Report	Stericycle, Inc. • 24

Table of Contents	PART I
minimum tax into their respective domestic laws effective for fiscal years beginning on or after December 31, 2023. Important details of these minimum tax developments are still to be determined and, in various countries, enactment and timing remain uncertain. These changes could include modifications that have temporary effect, and more permanent changes. The impact of these potential new rules on us, our long-term tax planning, and our effective tax rate could be significant. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in our Consolidated Financial Statements.
We have accumulated NOLs arising from our operations and foreign and domestic acquisitions of approximately $115.6 million as of December 31, 2023. We have recognized valuation allowances to reduce these amounts to our current estimate for NOLs that will be recoverable against future taxable income prior to their expiration in accordance with the appropriate tax regulations. If our estimates change or we do not generate sufficient taxable income prior to the expiration of these NOLs, we may have to record additional valuation allowances resulting in higher income tax expense. For additional information, please see Part II, Item 8. Financial Statements and Supplementary Data; Note 10 – Income Taxes.
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
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
As a result of our various acquisitions, the Consolidated Balance Sheet at December 31, 2023, contains goodwill of $2.76 billion and other intangible assets, net of $686.5 million. We evaluate on an ongoing basis whether facts and circumstances indicate any impairment to the carrying value of indefinite-lived intangible assets such as goodwill. As circumstances after an acquisition can change, we may not realize the value of these intangible assets. Historically, we have recognized non-cash impairment charges related to our reporting units. The Company has historically recognized aggregate non-cash goodwill impairments of approximately $650 million, of which, approximately $550 million was related to divested reporting units. During 2023, 2022, and 2021 we recognized non-cash impairment charges of $3.1 million, $0, and $4.6 million, respectively, of operating permits, tradenames, and customer relationships. We recognized these impairments due to a reduction of forecasted future cash flows in each reporting unit, as discussed in the Impairment section of Part II, Item 7. Management’s Discussion and Analysis of Financial

2023 10-K Annual Report	Stericycle, Inc. • 25

Table of Contents	PART I
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
Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. We are implementing remedial measures and new systems and there can be no assurance that our efforts will be successful. These efforts and measures will result in additional technology and other expenses. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.
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
Our Credit Agreement contains customary affirmative covenants, including, among others, covenants pertaining to the delivery of financial statements; certain financial covenants; notices of default and certain other material events; payment of obligations; preservation of corporate existence, rights, privileges, permits, licenses, franchises and intellectual property; maintenance of property and insurance and compliance with laws, as well as customary negative covenants, including, among others, limitations on the incurrence of liens and entering into capital leases, investments and indebtedness; mergers and certain other fundamental changes; dispositions of assets; restricted

2023 10-K Annual Report	Stericycle, Inc. • 26

Table of Contents	PART I
payments; changes in our line of business; transactions with affiliates and burdensome agreements. These covenants could affect our ability to operate our business, increase the amount of interest expense we ultimately pay pursuant to the Credit Agreement, and may limit our ability to take advantage of potential business opportunities as they arise. Our Senior Notes also contain certain covenants that could have a similar effect on our ability to operate our business. Our Credit Agreement also includes a springing maturity provision whereby it springs to maturity 91 days prior to the maturity of the Senior Notes. As a result, if our $600.0 million Senior Notes due on July 15, 2024 are still outstanding on April 25, 2024, then the maturity date under our credit facility will spring to that date. The Company has the ability and intent to refinance the 2019 Senior Notes on a long-term basis through available capacity under its Revolving Credit Facility. Therefore, as of December 31, 2023, the 2019 Senior Notes remain classified as long-term debt in the Consolidated Financial Statements. On February 1, 2024, the Company issued a redemption notice to 2019 Senior Notes holders for redemption of all of the $600.0 million aggregate principal amount of the outstanding 2019 Senior Notes with a redemption date of March 14, 2024. See Part II, Item 8. Financial Statements and Supplementary Data; Note 9 – Debt in the Consolidated Financial Statements.
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
As of December 31, 2023, we had a total of $1.31 billion of outstanding indebtedness, including long-term debt and short-term debt and excluding unamortized debt issuance costs. We also have the ability to incur additional indebtedness subject to our financial covenants.
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
We participate in multi-employer pension plans administered by employer and union trustees. To the extent that those plans are underfunded, ERISA may subject us to substantial liabilities in the event we, whether partially or totally, cease to have obligations to contribute to the plans. Under current law regarding multi-employer defined benefit plans, circumstances such as a plan’s termination, an employer’s partial or complete withdrawal from, or the mass withdrawal of all contributing employers from, an underfunded multi-employer defined benefit plan can trigger our obligation to make payments to the plan for our proportionate share of the multi-employer plan’s unfunded vested liabilities. Furthermore, the Pension Protection Act added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered”, “seriously endangered”, or

2023 10-K Annual Report	Stericycle, Inc. • 27

Table of Contents	PART I
“critical” status. If plans in which we participate are in critical status or underfunded, we could be required to make additional contributions.
Based upon the information available to us from plan administrators, one of the multi-employer pension plans in which we participate is underfunded. The Pension Protection Act requires that underfunded pension plans improve their funding ratios within prescribed intervals based on the level of their underfunding. We have been notified that one plan is in "critical" status and this plan may require additional contributions. The amount of additional funds we may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of employee work that require the specific use of the union team members covered by these plans, investment returns and the level of underfunding of such plans. Additional funding could adversely affect our liquidity, cash flows, and results of operations. For more information, see Part II, Item 8. Financial Statements and Supplementary Data; Note 13 – Retirement and Other Employee Benefit Programs in the Consolidated Financial Statements.
RISKS RELATED TO HUMAN CAPITAL
An inability to retain our executive officers or other key personnel or difficulties in recruiting qualified personnel may adversely affect our business.
Our future success depends to a significant degree on the skills, experience and efforts of our executive officers and key personnel. The unexpected loss of the services of any of our executive officers or other key personnel through retirement or otherwise could have an adverse effect on our operations. In addition, like many other route-based businesses, we are being impacted by our industry’s driver and facility team member shortages.
We depend on the skills, working relationships, and continued services of key personnel, including our experienced management team. We must hire, train and develop effective drivers and other team members. We compete with other companies both within and outside of our industry for talented personnel. In addition, employee turnover increases our cost of operations and makes it more difficult to operate our business. A significant number of our executive officers are currently retirement eligible or will soon become retirement eligible. Upon becoming retirement eligible, time-based RSU and time and performance-based PSU awards held by such employees will no longer be at risk of forfeiture and, therefore, the Company must recognize the expense of these RSU and PSU awards at the time our employees become eligible for retirement, and such expense may be substantial. There can be no assurance that our executive succession planning, retention, or hiring efforts will be successful. Difficulty in replacing or adding personnel and increased compensation costs could have an adverse effect on our business, results of operations and financial condition.
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
As of December 31, 2023, 10% of our total global workforce was covered by collective bargaining agreements. There are 19 collective bargaining agreements in the U.S. and Canada, covering approximately 720 team members, or 7% of our North American workforce. An additional approximate 680 team members of the workforce outside of North America are covered by collective bargaining agreements or work councils. Collective Bargaining agreements expire on a scheduled basis depending upon the negotiated length of the contract’s term. Collective bargaining agreement negotiations occur every year depending upon which agreements expire and whether one or both parties seek the modification of terms.
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

2023 10-K Annual Report	Stericycle, Inc. • 28

Table of Contents	PART I
The handling, transportation, and treatment of regulated waste carries with it the risk of personal injury to team members and others.
Our business requires our team members to handle regulated waste which may still be infectious or hazardous to life and property. While we try to handle such materials with care and in accordance with accepted and safe methods, the possibility of accidents, leaks, and spills (including those caused by natural disasters) always exists. Examples of incidents that may present possible exposure to contaminated or infectious waste or other hazardous materials include truck accidents, damaged or leaking containers, improper storage of regulated waste, placement of prohibited materials into the waste stream, or malfunctioning plant equipment, such as power outages, or ineffective backup systems.
Human beings or animals could be injured or sickened, or property could be damaged by exposure to regulated waste. This in turn could result in lawsuits in which we are found liable for such injuries, and substantial damages could be awarded against us. We engage an outside actuary twice a year to assist us in estimating these liabilities.
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
Natural disasters such as hurricanes, typhoons or earthquakes could negatively affect our operations and financial performance. Such events could result in physical damage to one or more of our facilities or equipment, the temporary lack of an adequate work force in a market, and the temporary disruption in transportation services which we rely on to deliver waste to our facilities. These events could prevent or delay deliveries and reduce both volumes and revenue. Weather conditions and other event driven special projects may also cause variations in our results of operations. We may be required to suspend operations in some of our locations, which could have a material adverse effect on our business, financial condition, and results of operations. While we have protocols in place for operating regions frequently impacted by severe weather changes, continued climate change may require additional protocols, processes, physical equipment, and training to minimize risks to team members, physical property, and operations, which could have an adverse effect on our results of operations and financial condition.
Inflationary cost environment and supply chain disruption.
For the last several years we have experienced inflationary cost increases in our underlying expenses, including labor, supply chain related, and other expenses. We may continue to experience inflationary cost increases in labor, commodities, vehicle procurement, facility and vehicle leases, third party expenditures, plant equipment and construction expenditures, and other expenses. We may not be able to pass all of these cost increases on to our customers. We may also experience delays in completing certain capital projects and have additional challenges due to macroeconomic supply chain disruptions. Should these conditions persist, our business, financial condition, results of operations and cash flows could be negatively impacted.
Geopolitical tensions, military conflict and the global community’s response may create substantial political and economic disruption, uncertainty and risk.
U.S. and global markets may experience volatility and disruption following the escalation of geopolitical tensions and the military conflicts, such as those between Russia and Ukraine and in the Middle East. Although the length and impact of the ongoing military conflict is highly unpredictable, such conflicts could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, increased cyber-attacks and social unrest in certain regions in which we operate.
We are subject to risks associated with the current interest rate environment.
Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. An adjustment in rates would impact our variable rate debt. If interest rates increase or remain elevated, we could face higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. If we are unable to generate sufficient cash flow to service our debt or to fund our other liquidity needs, we could need to restructure or refinance all or a portion of our debt. Any refinancing of indebtedness could be at higher interest rates, thereby resulting in an overall increase in interest expense.

2023 10-K Annual Report	Stericycle, Inc. • 29

Table of Contents	PART I
Item 1B. Unresolved Staff Comments

None.
Item 1C. Cybersecurity

Risk management and strategy
We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data and services.
Managing Material Risks & Integrated Overall Risk Management
We have integrated cybersecurity risk management into our broader risk management framework to promote awareness and a company-wide culture of cybersecurity risk management. This integration helps confirm that cybersecurity considerations are an integral part of our decision-making processes. Our cyber risk management team works closely with our cross-functional stakeholders to regularly evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.
Engage Third-parties on Risk Management
Recognizing the complexity and evolving nature of cybersecurity threats, we engage with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights in implementing cybersecurity strategies, controls, and processes that leverage industry standard practices. Our collaboration with these third-parties includes regular audits, threat assessments, and consultation on security enhancements.
Oversee Third-party Risk
Because we are aware of the risks associated with third-party service providers that have access to our systems and data we implement processes to oversee and manage these risks. We conduct security assessments of certain third-party providers before engagement and monitor such providers to confirm compliance with industry accepted cybersecurity standards and practices. This approach is designed to reduce risks related to data breaches, operational disruptions, or other security incidents originating from third-parties.
Risks from Cybersecurity Threats
We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.
Governance
We recognize the potential significance of cybersecurity threats to our operational integrity and stakeholder confidence. The Board of Directors is aware of the critical nature of managing risks associated with cybersecurity threats. The Board has established appropriate oversight mechanisms to maintain effective governance in managing risks associated with cybersecurity threats.
Board of Directors Oversight
The Audit Committee leads the Board’s oversight of cybersecurity risks and receives regular updates on cybersecurity risks and our cybersecurity program. The Audit Committee is composed of board members with diverse expertise, including risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively. In addition, cybersecurity risks are reviewed by the Board of Directors, at least annually, as part of our enterprise risk management program.

2023 10-K Annual Report	Stericycle, Inc. • 30

Table of Contents	PART I
Management’s Role Managing Risk
Our cybersecurity program is led by our Chief Information Officer ("CIO"), with two decades of IT leadership experience. Our CIO, Senior Vice President IT Operations, Vice President Global IT Security, and other and IT personnel play a pivotal role in informing the Audit Committee on cybersecurity risks. They provide briefings to the Audit Committee on a quarterly basis. These briefings encompass a broad range of topics, including:
•Current cybersecurity landscape and emerging threats;
•Status of ongoing cybersecurity initiatives and strategies;
•Incident reports and learnings from relevant cybersecurity events; and
•Compliance with regulatory requirements and industry standards.
In addition to our scheduled meetings, the Audit Committee and CIO maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. The Audit Committee actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement confirms that cybersecurity considerations are integrated into the broader strategic objectives of Stericycle, Inc. The Audit Committee conducts an annual review of the Company’s risk management strategies. This review helps in identifying areas for improvement and confirming the alignment of cybersecurity efforts with the overall risk management framework.
Monitor Cybersecurity Incidents
The CIO and other IT personnel are regularly informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The CIO and other IT personnel implement and oversee processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the CIO and other IT personnel are equipped with a well-defined incident response plan, relationships with law enforcement, and agreements with qualified third parties to support the process. This plan includes prompt actions, including Board notification protocols, to contain and mitigate the immediate impact and long-term strategies for indemnification, remediation, and prevention of future incidents.
Item 2. Properties

Information regarding our worldwide properties can be found under Part I, Item 1. Business and is incorporated herein by reference. We believe that our operating properties, vehicles and equipment are adequately maintained and sufficient for our current operations and anticipated future needs; however, we have and will continue to use our planned capital investments to modernize our properties, equipment, and fleet as we deem appropriate.
Item 3. Legal Proceedings

Information regarding certain legal proceedings in which we are involved can be found in Part II, Item 8. Financial Statements and Supplementary Data; Note 19 – Legal Proceedings in the Consolidated Financial Statements and is incorporated herein by reference.
Item 4. Mine Safety Disclosures

Not Applicable.

2023 10-K Annual Report	Stericycle, Inc. • 31

Table of Contents	PART II
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Select Market under the ticker symbol “SRCL”. There were 78 shareholders of record as of February 23, 2024.
We did not declare or pay any cash dividends on our common stock during 2023, 2022, or 2021.
We did not purchase any shares of our common stock during 2023, 2022, or 2021.
Performance Graph
The following graph compares the cumulative total returns of Stericycle, the Nasdaq Global Select Market Composite Index, the S&P Mid Cap 400 Index and the Dow Jones U.S. Waste & Disposal Services Index for the five-year period ended December 31, 2023.
The graph assumes that the value for the investment in Stericycle and in each of the indices was $100 on December 31, 2018, and that all dividends were reinvested.
The stock price performance of our common stock reflected in the following graph is not necessarily indicative of future performance.

Company/Index	2018	2019	2020	2021	2022	2023
Stericycle, Inc.	$100.00	$173.92	$188.96	$162.55	$135.98	$135.08
Nasdaq Global Select Market Composite Index	$100.00	$135.60	$193.97	$238.80	$240.27	$233.41
S&P Mid Cap 400 Index	$100.00	$124.05	$138.70	$170.89	$146.14	$167.26
Dow Jones U.S. Waste & Disposal Services Index	$100.00	$132.84	$139.23	$192.09	$181.41	$208.16
Item 6. [Reserved]

[Reserved]

2023 10-K Annual Report	Stericycle, Inc. • 32

Table of Contents	PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes in Part II, Item 8. Financial Statements and Supplementary Data of this 2023 Form 10-K. For further discussion regarding operating and financial data for the year ended December 31, 2022, as compared to the year ended December 31, 2021, refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Overview
Stericycle, Inc., is a U.S. based business-to-business services company and leading provider of compliance-based solutions that protect people and brands, promote health and well-being and safeguard the environment. Through our family of brands, Stericycle serves customers in North America and Europe with solutions to safely manage materials that could otherwise spread disease, contaminate the environment, or compromise one’s identity. To our customers, team members and the communities we serve, Stericycle is a company that protects what matters.
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
Highlights for the year ended December 31, 2023, compared to the prior year include:
•Grew organic revenues1 2.2%, driven by increases in RWCS of 4.2% for the year ended December 31, 2023, compared to the prior year;
•Improved Gross Profit as a percentage of revenues 30 basis points compared to the prior year;
•Improved cash flow from operations by $43.1 million for the year ended December 31, 2023, compared to prior year.
(1) See Results of Operations, Revenues for a reconciliation between total U.S. GAAP Revenues and Organic Revenues.
For additional information, see Part II, Item 8, Financial Statements and Supplementary Data; Note 4 – Restructuring, Divestitures, and Asset Impairments, Note 9 – Debt, and Note 19 – Legal Proceedings in the Consolidated Financial Statements.
Other Developments
In 2023, within RWCS, we saw evolving dynamics among our national accounts, which includes customers like retail pharmacies and nationwide healthcare service providers. Our national account customer base generally remained consistent, despite the economic headwinds they're facing. As some of these customers reduce their footprint, our service stops in this segment have also contracted, mainly in the third quarter of 2023. Similar to RWCS, our national SID customers are experiencing a reset in their post-COVID pandemic office footprint. Across the SID business, we believe we remain an essential service and are retaining these customer relationships, but have seen service stops decline, mainly driven by customer site closures and reduced service frequencies.
Key Business Priorities
In 2023, our five key business priorities were the following:
•Quality of revenue – We have been executing against our foundational initiatives we launched to drive revenue quality and are executing on: (i) expanding service penetration, (ii) improving customer implementation velocity, and (iii) deepening customer partnerships by developing enhanced solutions.
•Operational efficiency, modernization, and innovation – We have been executing on our foundational initiatives we launched to drive operational efficiency, modernization and innovation and are executing on: (i) infrastructure and system modernization, (ii) fleet replacement and route and long-haul network improvements and (iii) SafeShield container rationalization and modernization.

2023 10-K Annual Report	Stericycle, Inc. • 33

Table of Contents	PART II
•ERP implementation – We successfully deployed the North America ERP to the U.S. RWCS business in the third quarter of 2023. Almost all of our U.S. team members are now leveraging the new technology. We continue to observe improvement in our team members' performance as they leverage the technology and data flow. We commenced activities for the international system modernization in 2022.
•Portfolio optimization – We expect to continue evaluating opportunities to further optimize our portfolio through a combination of asset rationalizations and strategic accretive tuck-in acquisitions, which streamline our portfolio of businesses and allow us to focus more deeply on our core businesses. 2023 divestitures primarily included an International container manufacturer joint venture in Spain; our businesses in Brazil, Singapore, Australia, and Republic of Korea; dental recycling business in the Netherlands; SID joint venture in the UAE; and our business in Romania for net proceeds of approximately $85 million.
•Debt reduction and leverage improvement – We have reduced total net debt to $1.27 billion as of December 31, 2023. In the second quarter of last year, we successfully achieved our goal of reducing our debt leverage below 3 times and have continued to maintain our debt leverage target, finishing 2023 with a debt leverage ratio of 2.85 times.
Certain Key Priorities and Other Significant Matters
The following table identifies key priorities and other significant matters impacting our business and how they are classified in the Consolidated Statements of (Loss) Income (amounts are stated pre-tax except when noted):

In millions
	Year Ended December 31,
	2023	2022
Pre-tax items:
Included in COR
Operational Optimization	$2.4	$—
Asset Impairments	3.4	—
Total included in COR	5.8	—
Included in SG&A
ERP and System Modernization	19.2	19.2
Intangible Amortization	112.0	124.0
Operational Optimization	1.7	—
Portfolio Optimization	2.2	6.9
Litigation, Settlements and Regulatory Compliance	30.8	30.0
Asset Impairments	3.1	5.5
Total included in SG&A	169.0	185.6
Divestiture losses (gains), net	63.4	(15.6)
Total included in income from operations	$238.2	$170.0
After-tax items:
Other Tax Matter	$(2.0)	$—
Total after-tax	$(2.0)	$—
The Key Priorities and Other Significant Matters include the following types of activities:

Cash Charges
	Consulting and Professional Fees	Other (1)	Non-Cash Charges (2)
ERP and System Modernization	✓	✓	✓
Operational Optimization	✓	✓	✓
Portfolio Optimization	✓	✓	✓
Litigation, Settlements and Regulatory Compliance	✓	✓
(1)Includes other costs related to each priority (e.g., software maintenance fees, litigation, settlement and regulatory compliance charges, changes in contingent consideration and environmental provisions).
(2)Includes impairments, accelerated depreciation and/or amortization, gain/loss on disposal and changes in deferred consideration.

2023 10-K Annual Report	Stericycle, Inc. • 34

Table of Contents	PART II
ERP and System Modernization
For the years presented of the ERP and System Modernization, we have recognized the following, reported in Other Costs:

In millions
	Year Ended December 31,
	2023	2022
North America
Operating expenditures	$16.6	$18.4
Capital expenditures	18.0	13.6
Total North America	$34.6	$32.0
International
Operating expenditures	$2.6	$0.8
Capital expenditures	—	—
Total International	$2.6	$0.8
Total operating expenditures	$19.2	$19.2
Total capital expenditures	18.0	13.6
Total ERP and System Modernization	$37.2	$32.8
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
Intangible Amortization
See table above of certain key priorities and other significant matters for intangible amortization expense from acquisitions for the years presented and how they are classified in the Consolidated Statements of (Loss) Income. The decrease in amortization expense is a result of divestitures and certain intangible assets that have reached the end of their useful lives.
For intangible amortization by segment see Part II, Item 8. Financial Statements and Supplementary Data; Note 17 – Segment Reporting in the Consolidated Financial Statements.
Operational Optimization
See table above of certain key priorities and other significant matters for operational optimization for the years presented and how they are classified in the Consolidated Statements of (Loss) Income.
In February 2024, the Company recognized approximately $6 million of Operational Optimization severance charges, primarily within our North America and International segments, related to workforce reduction. These measures are expected to provide annual savings of approximately $21 million to $24 million beginning in the first half of 2024. We have also reduced our overall workforce in our retained businesses through careful hiring and managing attrition which will provide annual savings of approximately $11 million to $13 million beginning in 2024.
In the fourth quarter of 2023, the Company recognized Operational Optimization charges of $4.1 million primarily related to severance associated with workforce reduction, split between North America and International segments, and closure of an International facility, which is expected to provide annual savings of approximately $8 million.
We will continue to evaluate our operating needs and prospectively adjust our work force to align with our needs. As we continue to consider each Operational Optimization activity, the amount, timing and recognition of charges will be affected by the occurrence of commitments and triggering events as defined under U.S. GAAP, among other factors. We may incur more charges and cash expenditures than estimated and may not realize the expected improvement or cost savings on its planned time frame or at all.
For additional information, see Part II, Item 8. Financial Statements and Supplementary Data; Note 4 — Restructuring, Divestitures, and Asset Impairments in the Consolidated Financial Statements.

2023 10-K Annual Report	Stericycle, Inc. • 35

Table of Contents	PART II
Portfolio Optimization
See table above of certain key priorities and other significant matters for portfolio optimization (including Divestiture losses (gains), net) for the years presented, and how they are classified in the Consolidated Statements of (Loss) Income. Consulting and professional fees and acquisition related charges are reported in Other Costs, while the various Divestiture losses (gains), net are included in the respective segment.
Acquisitions
As part of our portfolio optimization business priority, we regularly evaluate the competitive environment and consider opportunistic acquisitions that strengthen our core businesses. We believe acquisitions, when appropriately valued and constructively integrated, may be an efficient way to gain customers, scale treatment operations, and build customer density for transportation. We expect to focus on smaller accretive tuck-in acquisitions. Details of the acquisitions completed, can be found in Part II, Item 8. Financial Statements and Supplementary Data; Note 3 – Acquisitions in the Consolidated Financial Statements.
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
For additional information regarding Divestiture losses (gains), net, including significant impacts of foreign currency translation adjustments, net, see Part II, Item 8. Financial Statements and Supplementary Data; Note 4 – Restructuring, Divestitures, and Asset Impairments in the Consolidated Financial Statements.
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
See table above of certain key priorities and other significant matters for litigation, settlements and regulatory compliance charges. Among other things, the table reflects consulting and professional fees (including FCPA monitoring fees which commenced in late 2022), contingent liability provisions and settlements, net of insurance recoveries, impacting our business for the years presented, primarily in Other Costs. For the year ended December 31, 2022, we accrued an additional $9.6 million for the FCPA Settlement, bringing the total cumulative charge to approximately $90 million. For the year ended December 31, 2022 we paid $81 million due to the DOJ, the SEC, and Brazil authorities in accordance with the FCPA Settlement. In the year ended December 31, 2023 the Company paid substantially all of the remaining settlement amounts due to the DOJ and Brazil authorities.
See Part II, Item 8. Financial Statements and Supplementary Data; Note 19 – Legal Proceedings, in the Consolidated Financial Statements for additional details.
Asset Impairments
See table above of certain key priorities and other significant matters for asset impairments for the years presented and how they are classified in the Consolidated Statements of (Loss) Income. Impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment or in the equity markets, including the market value of our common shares, deterioration in our performance or our future projections, or changes in our plans for one or more reporting units or specified long-lived assets, among other factors.
For additional information on asset impairments, see Part II, Item 8. Financial Statements and Supplementary Data; Note 4 – Restructuring, Divestitures, and Asset Impairments and Note 7 – Goodwill and Other Intangible Assets in the Consolidated Financial Statements.

2023 10-K Annual Report	Stericycle, Inc. • 36

Table of Contents	PART II
Other Tax Matter
In 2023, we recognized a $2.0 million tax benefit associated with the conclusion of an examination of pre-acquisition tax years of an acquired business.
For further discussion, see Part II, Item 8. Financial Statements and Supplementary Data; Note 10 – Income Taxes in the Consolidated Financial Statements.
Results of Operations
Revenues (including Segment Revenues)

	Year Ended December 31,
	In millions				Components of Change (%) (1)
	2023	2022	Change ($)	Change (%)	Organic Growth (2)	Divestitures	Foreign Exchange (3)
Revenue by Service
Regulated Waste and Compliance Services	$1,775.8	$1,798.2	$(22.4)	(1.2%)	4.2%	(5.3%)	0.1%
Secure Information Destruction Services	883.5	906.5	(23.0)	(2.5%)	(1.7)%	(0.6%)	(0.2%)
Total Revenues	$2,659.3	$2,704.7	$(45.4)	(1.7%)	2.2%	(3.8%)	—%
North America
Regulated Waste and Compliance Services	$1,474.4	$1,468.8	$5.6	0.4%	4.5%	(3.8%)	(0.1%)
Secure Information Destruction Services	781.4	794.3	(12.9)	(1.6%)	(1.3)%	—%	(0.3%)
Total North America Segment	$2,255.8	$2,263.1	$(7.3)	(0.3%)	2.4%	(2.4%)	(0.2%)
International
Regulated Waste and Compliance Services	$301.4	$329.4	$(28.0)	(8.5%)	3.1%	(12.3%)	1.1%
Secure Information Destruction Services	102.1	112.2	(10.1)	(9.0%)	(4.9)%	(5.1%)	0.7%
Total International Segment	$403.5	$441.6	$(38.1)	(8.6%)	0.9%	(10.5%)	1.0%
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
Revenues for the year ended December 31, 2023, were $2.66 billion, a decrease of $45.4 million, or 1.7% compared to $2.70 billion in the prior year. The decrease was primarily due to impacts of divestitures of $101.6 million or 3.8%, which includes the divestiture of CRS in the fourth quarter of 2022 and International businesses in 2023, and unfavorable foreign exchange rates of $0.1 million. Organic revenues increased $56.3 million, or 2.2%. RWCS organic revenues growth was mainly driven by our pricing actions, which include pricing in existing contracts, new customer pricing, surcharges and fees. SID organic revenues decreased primarily due to lower commodity indexed revenues, including lower recycling revenues and lower SID fuel and environmental surcharges.
North America revenues decreased $7.3 million, or 0.3%, for the year ended December 31, 2023, to $2.26 billion from $2.26 billion in the prior year. The decrease was primarily driven by the impact of the CRS divestiture of $55.4 million, or 2.4%, and unfavorable foreign exchange rates of $4.7 million, or 0.2%. Organic revenues increased $52.6 million, or 2.4%, primarily due to RWCS organic revenue increases which were mainly driven by our pricing actions, which include pricing in existing contracts, new customer pricing, surcharges and fees. SID organic revenues decreased due to lower recycling revenues and lower SID fuel and environmental surcharges.
International revenues decreased $38.1 million, or 8.6%, for the year ended December 31, 2023, to $403.5 million from $441.6 million in the prior year. The decrease was primarily due to the impact of divestitures of $46.2 million or 10.5%, and decreased organic SID revenues due to lower recycled paper rates and volume. These decreases were partially offset by higher organic RWCS revenues due to pricing levers, which include pricing in existing contracts, new customer pricing, surcharges and fees.

2023 10-K Annual Report	Stericycle, Inc. • 37

Table of Contents	PART II
Gross Profit

In millions
	Year Ended December 31,				Change 2023 versus 2022
	2023		2022
	$	% of Revenues	$	% of Revenues	$	%
Gross profit	$1,014.6	38.2%	$1,025.6	37.9%	$(11.0)	(1.1%)
The decrease in gross profit for the year ended December 31, 2023, as compared to 2022, was primarily due to lower SID commodity indexed revenues and the corresponding margin flow through, the impacts of divestitures, and higher fleet costs, partially offset by margin flow-through, including cost savings from productivity initiatives.
SG&A

In millions
	Year Ended December 31,				Change 2023 versus 2022
	2023		2022
	$	% of Revenues	$	% of Revenues	$	%
SG&A	$873.9	32.9%	$887.5	32.8%	$(13.6)	(1.5%)
For the year ended December 31, 2023, compared to the prior year, we incurred lower SG&A charges associated with certain key priorities and other significant matters discussed above. Additionally, the remaining change in SG&A was due to the impacts of divestitures and lower bad debt expense related to higher bad debt expense in 2022 as a result of continued elevated past-due SID accounts receivable balances in 2022, due to the timing of North America SID billing and collection efforts primarily related to the SID ERP deployment. These decreases were partially offset by increased annual incentive and stock based compensation expense.
Divestitures Losses (Gains), Net

In millions
	Year Ended December 31,				Change 2023 versus 2022
	2023		2022
	$	% of Revenues	$	% of Revenues	$	%
Divestiture losses (gains), net	$63.4	2.4%	$(15.6)	(0.6%)	$(79.0)	nm
nm - percentage change not meaningful
For additional information regarding Divestiture losses (gains), net, including significant impacts of foreign currency translation adjustments, see Part II, Item 8. Financial Statements and Supplementary Data; Note 4 – Restructuring Divestitures, and Asset Impairments in the Consolidated Financial Statements.

2023 10-K Annual Report	Stericycle, Inc. • 38

Table of Contents	PART II
Segment Profitability
The Company uses Adjusted Income from Operations as its measure of segment profitability – see Part II, Item 8. Financial Statements and Supplementary Data; Note 17 – Segment Reporting in the Consolidated Financial Statements for an explanation of this measure. Segment profitability and a reconciliation of the total for segment profitability to income from operations was as follows:

In millions
	Year Ended December 31,				Change 2023 versus 2022
	2023		2022
	$	% of Segment Revenues	$	% of Segment Revenues	$	%
Adjusted Income from Operations
North America	$619.0	27.4%	$607.1	26.8%	$11.9	2.0%
International	38.2	9.5%	34.1	7.7%	4.1	12.0%
Other Costs	(341.7)	nm	(317.5)	nm	(24.2)	7.6%
Total	$315.5	11.9%	$323.7	12.0%	$(8.2)	(2.5%)
Reconciliation to Income from operations:
Adjusted Income from Operations	$315.5		$323.7
Adjusting Items Total (1)	(238.2)		(170.0)
Income from Operations	$77.3		$153.7
nm - percentage change not meaningful
(1)See table above of certain key priorities and other significant matters and Part II, Item 8. Financial Statements and Supplementary Data; Note 17 – Segment Reporting in the Consolidated Financial Statements for more detail.
Adjusted Income from Operations for North America increased compared to the prior year primarily due to our pricing levers, lower bad debt expense and cost savings. These increases were partially offset by lower SID commodity indexed revenues and the corresponding margin flow-through impact, and higher fleet costs and the impact of the CRS divestiture.
Adjusted Income from Operations for International increased compared to the prior year primarily due to favorable RWCS pricing levers and foreign exchange rates, which were partially offset by lower SID revenues due to lower recycled paper rates and volume, and higher supply chain and other inflationary costs.
Adjusted Loss from Operations for Other Costs increased compared to the prior year primarily driven by higher incentive compensation and timing of stock-based compensation expense.
Interest Expense, Net

In millions
	Year Ended December 31,				Change 2023 versus 2022
	2023		2022
	$	% of Revenues	$	% of Revenues	$	%
Interest expense, net	$73.9	2.8%	$75.5	2.8%	$(1.6)	(2.1%)
Interest expense, net decreased for the year ended December 31, 2023, as compared to the prior year. The decrease was primarily due to the decrease in net debt; partially offset by higher weighted-average interest rates on the variable portion of debt. The year ended December 31, 2022 also included $1.1 million in interest income associated with income tax refunds. For further information see Part II, Item 8. Financial Statements and Supplementary Data; Note 9 – Debt in the Consolidated Financial Statements.
Other (Expense) Income, Net

In millions
	Year Ended December 31,				Change 2023 versus 2022
	2023		2022
	$	% of Revenues	$	% of Revenues	$	%
Other (expense) income, net	$(0.1)	—%	$0.7	—%	$(0.8)	(114.3%)
Other (expense) income, net is primarily comprised of foreign exchange (losses) gains.

2023 10-K Annual Report	Stericycle, Inc. • 39

Table of Contents	PART II
Income Tax Expense

In millions
	Year Ended December 31,				Change 2023 versus 2022
	2023		2022
	$	Effective Rate	$	Effective Rate	$	%
Income tax expense	$24.6	745.5%	$22.4	28.4%	$2.2	9.8%
For further information, see Part II, Item 8. Financial Statements and Supplementary Data; Note 10 – Income Taxes in the Consolidated Financial Statements.
Liquidity and Capital Resources
The Company believes that it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its shareholders. Operating cash flows and the Company’s $1.2 billion Credit Facility are the Company’s primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s long-term debt obligations, and capital expenditures necessary to support growth and productivity improvements. As of December 31, 2023, we had approximately $1,110.0 million of available capacity in the $1.2 billion Credit Facility. The Company has the ability and intent to refinance the 2019 Senior Notes on a long-term basis through available capacity under its Revolving Credit Facility. Therefore, as of December 31, 2023, the 2019 Senior Notes remain classified as long-term debt in the Consolidated Financial Statements. On February 1, 2024, the Company issued a redemption notice to 2019 Senior Notes holders for redemption of all of the $600.0 million aggregate principal amount of the outstanding 2019 Senior Notes with a redemption date of March 14, 2024. The refinancing of the Senior Notes using the Revolving Credit Facility will convert the debt from fixed rate to variable rate. If the Company's 2019 Senior Notes were to remain outstanding 91 days (April 15, 2024) prior to their maturity date (the “Springing Maturity Date”), then the Credit Agreement maturity date will be the Springing Maturity Date. For the year ended December 31, 2022, the Company paid $81.0 million due to the DOJ, the SEC, and Brazil authorities in accordance with the FCPA Settlement. As of December 31, 2023 the Company has paid substantially all of the remaining settlement amounts due to the DOJ and Brazil authorities. For further details concerning these matters, see Part II, Item 8. Financial Statements and Supplementary Data; Note 9 – Debt and Note 19 – Legal Proceedings, in the Consolidated Financial Statements.
Working Capital
At December 31, 2023, our working capital increased $16.7 million to a negative working capital of $46.5 million compared to a negative working capital of $63.2 million at December 31, 2022. This change is primarily driven by increased accounts receivable, net of higher deferred revenues, partially offset by lower cash and cash equivalents, and increased accrued liabilities, operating lease liabilities, and other current liabilities.
Current assets increased $112.8 million in 2023, to $671.5 million from $558.7 million in 2022, primarily driven by an increase in accounts receivable (excluding deferred revenues), partially offset by lower cash and cash equivalents.
Current liabilities increased $96.1 million in 2023, to $718.0 million from $621.9 million in 2022, primarily driven by higher deferred revenues, increased accrued liabilities, operating lease liabilities, and other current liabilities, partially offset by lower current portion of long-term debt and decreased accounts payable.
Cash Flow Summary:
The following table shows cash flow information for the Company by activity:

In millions
	Year Ended December 31,
	2023	2022
Net cash from operating activities	$243.3	$200.2
Net cash from investing activities	(43.8)	(84.6)
Net cash from financing activities	(220.4)	(111.0)
Effect of exchange rate changes on cash and cash equivalents	0.2	(4.2)
Net change in cash and cash equivalents	$(20.7)	$0.4

2023 10-K Annual Report	Stericycle, Inc. • 40

Table of Contents	PART II
Operating Cash Flows: Net cash provided from operating activities increased $43.1 million for the year ended December 31, 2023, to $243.3 million, compared to $200.2 million in 2022. The year-over-year increase of $43.1 million was primarily driven by lower FCPA settlement payments of $72.8 million and lower annual incentive compensation payments of $22.3 million, partially offset by increased accounts receivable, net of deferred revenues of $68.5 million.
DSO as reported for December 31, 2023 was 76 days or 66 days, net of deferred revenues. During the third quarter of 2023, Stericycle advanced billing for certain U.S. RWCS subscription services, which contributed to the higher as reported DSO for December 31, 2023. DSO as reported for December 31, 2022 was 56 days or 55 days, net of deferred revenues. The December 31, 2023 DSO, net of deferred revenues, was higher as compared to 2022, mainly driven by the timing of U.S. RWCS customer billing and subsequent collections associated with the ERP implementation. Stericycle continues to identify and enhance North America billing and collections processes certain of which are associated with the ERP implementation.
Investing Cash Flows: Net cash used from investing activities decreased $40.8 million for the year ended December 31, 2023, to net cash used of $43.8 million from $84.6 million in the prior year. This decrease was primarily driven by cash proceeds from divestitures of $84.6 million in 2023, compared to $46.7 million in 2022. Cash paid for capital expenditures decreased by $0.9 million to $131.3 million from $132.2 million for the year ended December 31, 2022.
Financing Cash Flows: Net cash used from financing activities increased $109.4 million in the year ended December 31, 2023, to a use of funds of $220.4 million from $111.0 million in the prior year. Net repayments on our Credit Facility and Term Loan were $208.9 million in the year ended December 31, 2023, compared to $103.0 million in the prior year.
Contractual Obligations
The Company’s contractual obligations and cash commitments at December 31, 2023, consisted of long term debt, finance and operating lease liabilities, and estimated purchase obligations.
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
Estimated purchase obligations: The Company’s estimated purchase obligations consist of agreements to purchase goods and services that are entered into in the ordinary course of business. As of December 31, 2023, the Company's short and long term estimated purchase obligations were $63.7 million and $61.0 million, respectively.
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
As of December 31, 2023, the Company had $59.0 million of stand-by letters of credit outstanding against our credit facility, $32.8 million of surety bonds and $16.5 million of bank guarantees. The bank guarantees are issued mostly by our international subsidiaries for various purposes, including leases, seller notes, contracts and permits. The surety bonds are used for performance guarantees. Neither the bank guarantees nor the surety bonds affect our ability to use our various lines of credit.
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

2023 10-K Annual Report	Stericycle, Inc. • 41

Table of Contents	PART II
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
The Company records estimated reserves for credits based on customer accommodations, changes in customer circumstances, credit conditions, and historical trends.
Allowance for Doubtful Accounts
The Company reports accounts receivable at their net realizable value, which is management’s best estimate of the cash that will ultimately be received. The Company maintains an allowance for doubtful accounts to reflect the expected uncollectability of accounts receivable based on past collection history and specific risks identified among uncollected accounts, as well as management’s expectation of future economic conditions. If current or expected future economic trends, events, or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due receivable balances are generally written off when the Company's collection efforts have been exhausted. The adequacy of allowances for uncollectible accounts is reviewed quarterly and adjusted as necessary based on such reviews. Management’s judgment is required to assess the collectability of an account, based on detailed analysis of the aging of the receivables, existing customer account set up and remediation efforts, the creditworthiness of the Company’s customers, historical collection trends, and current and future expected economic trends.
Allowance for doubtful accounts was $44.7 million and $53.3 million as of December 31, 2023, and 2022, respectively.
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

2023 10-K Annual Report	Stericycle, Inc. • 42

Table of Contents	PART II
Intangible Assets (indefinite-lived): Indefinite-lived intangibles consist primarily of permits and tradenames. Indefinite-lived intangibles are assessed for impairment annually, as of October 1, or more frequently if an event occurs or circumstances change and are not subject to amortization but are assessed for impairment in the same manner as goodwill. Indefinite lived intangibles may be assessed using either a qualitative or quantitative approach. The qualitative approach first determines if it is more likely than not that the fair value of the asset is less than the carrying value. If no such determination is made, then the impairment test is complete. If, however, it is determined that there is a likely impairment, a quantitative assessment is performed. In the fourth quarter of 2023, we performed our annual impairment test on indefinite-lived intangibles, other than goodwill, using the qualitative approach for certain assets and the quantitative approach for the remaining assets. The calculated fair value of our indefinite-lived intangibles is based upon, among other things, certain assumptions about expected future operating performance, internal and external processing costs and an appropriate discount rate determined by management.
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
Goodwill: Goodwill is assessed for impairment annually as of October 1, of each year, or more frequently if an event occurs or circumstances change that could reduce the value of a reporting unit below its carrying value. We used a quantitative and qualitative approach to assess goodwill for impairment.
As of October 1, 2023, the Company performed a qualitative assessment of its RWCS U.S. reporting unit goodwill, assessing economic, industry and market considerations in addition to the reporting unit's overall financial performance. Key factors used in the qualitative assessment included: macroeconomic conditions, industry and market conditions, expense factors, overall financial performance of the reporting unit, and other relevant reporting unit-specific events. It was determined that the fair value of the RWCS U.S. reporting unit was, more likely than not, greater than the carrying value and a quantitative analysis was not necessary.
As of October 1, 2023 the Company performed a quantitative assessment of its Domestic SID and Europe reporting units. The Canadian reporting unit's accumulated goodwill impairment balances equals the goodwill gross balance, or net zero goodwill carrying value). Latin America and Asia Pacific were fully exited in April 2023 and June 2023, respectively, due to divestitures. The fair value of each reporting unit is calculated using the income approach (including DCF) and validated using a market approach with the involvement of a third-party valuation specialist. The income approach uses expected future cash flows of each reporting unit and discounts those cash flows to present value. Expected future cash flows are calculated using management assumptions of revenue growth rates, including long-term revenue growth rates, EBITDA margins, capital expenditures and cost efficiencies. Future acquisitions or divestitures are not included in the expected future cash flows. We use a discount rate based on a calculated weighted average cost of capital which is adjusted for each of our reporting units based on size, country and company specific risk premiums. The market approach compares the valuation multiples of similar companies to that of the associated reporting unit. In addition, we analyze differences between the sum of the fair value of the reporting units and our total market capitalization for reasonableness, taking into account certain factors including control premiums.
The fair value is then compared to its carrying value including goodwill. If the fair value is in excess of its carrying value, the related goodwill is not impaired. If the fair value is less than its carrying value, we recognize an impairment charge in the amount that the carrying value exceeds the fair value but not to exceed the carrying value of any goodwill.
We performed our annual goodwill assessment as of October 1, 2023. As a result of this assessment, no goodwill impairment charges were recognized in 2023.
A measure of sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit's fair value exceeds its respective carrying value. As of the October 1, 2023 assessment, the estimated fair value of each reporting unit exceeded its carrying value by at least 40%. We performed sensitivity analysis on our estimated fair values, noting that a 50 basis point increase in the discount rate or a 50 basis point reduction in the long-term growth rate would not result in impairments for any of our reporting units.

2023 10-K Annual Report	Stericycle, Inc. • 43

Table of Contents	PART II
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
In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Actual operating results in future years could differ from our current assumptions, judgments and estimates. However, we believe that it is more likely than not that most of the deferred tax assets recognized on our Consolidated Balance Sheets will ultimately be realized. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. At December 31, 2023, and 2022, our valuation allowances were $36.8 million and $67.2 million, respectively.
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2023, our estimated gross unrecognized tax benefits were $5.6 million, of which $4.3 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates.

2023 10-K Annual Report	Stericycle, Inc. • 44

Table of Contents	PART II
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
Insured and Self-Insured Claims
The Company’s insurance for workers’ compensation, auto/fleet, general liability, property and employee-related health care benefits is obtained using high deductible insurance policies, if any, meaning that the Company has retained a significant portion of the risks related to the claims associated with these programs. The estimated exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on a calculation performed by a third-party actuarial specialist. We use a third party to track and evaluate actual claims experience and supply the data used in the semi-annual actuarial valuation. The actuarial-determined liability is calculated using the Company’s historical claims experience. The accruals for these liabilities could be revised if future occurrences or loss developments significantly differ from the assumptions used. Estimated recoveries associated with insured claims are recognized as assets when the receipt of such amounts is probable. At December 31, 2023, and 2022, we accrued $80.2 million and $78.8 million, respectively, for self-insurance claims.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices, including SOP and diesel fuel, utilities, and foreign currency rates. We do not specifically hedge our exposure to these risks.
We are subject to market risks arising from changes in interest rates which relate primarily to our financing activities. We performed a sensitivity analysis to determine how market rate changes might affect the fair value of our market risk-sensitive debt instruments (variable rate debt) which in aggregate as of December 31, 2023, are 12% of total aggregate debt (including fixed- and variable-rate debt instruments). Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $3.5 million on a pre-tax basis.
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
We have exposure to foreign currency fluctuations. We have subsidiaries in 10 foreign countries whose revenues and expenses are denominated in local currency and who use local currency denominated lines of credit for their funding needs. We translate results of operations of our international operations using an average exchange rate. We have quantified and described the impact of foreign currency translation on our revenues. We estimate, that based upon the amounts reported by individual countries during the year ended December 31, 2023, and prevailing exchange rates at that date, a 1% devaluation of all the functional currencies of each of our foreign businesses would result in an immaterial change to Net (loss) income attributable to Stericycle, Inc. reported in our Consolidated Statements of (Loss) Income.
We have cumulative currency translation adjustment losses as of December 31, 2023, of approximately $184.5 million which are subject to continued fluctuations due to changes in foreign currency rates. In addition, to the extent that we sell substantially all of the operations within one country, similar to the transactions undertaken in Brazil in 2023 and Japan in 2021, we would be required to recognize, in the Consolidated Statements of (Loss) Income, the accumulated currency translation losses or gains associated with that country's operations.
The U.K.’s Financial Conduct Authority, which regulates LIBOR, announced in 2017 that it intends to phase out LIBOR by the end of 2021. In 2022, the Federal Reserve announced that LIBOR will be phased out by December 31, 2024. The company has already adopted the replacement for LIBOR in all its borrowings.

2023 10-K Annual Report	Stericycle, Inc. • 45

Table of Contents	PART II
Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Stericycle, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stericycle, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of (loss) income, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

2023 10-K Annual Report	Stericycle, Inc. • 46

Table of Contents	PART II

Valuation of Goodwill

Description of the Matter
At December 31, 2023, the Company’s goodwill was $2,755.6 million. As disclosed in Note 1 to the consolidated financial statements, goodwill is tested for impairment at the reporting unit level annually as of October 1, or more frequently, if a triggering event occurs. The Company performed a quantitative impairment test for the Domestic SID and Europe reporting units.
Auditing management’s goodwill impairment assessment was complex and judgmental due to the significant estimation required in determining the fair value of the Domestic SID and Europe reporting units. In particular, the fair value estimates were sensitive to significant assumptions, such as discount rates, projections of revenue growth and EBITDA margins, which are affected by expectations about future market or economic conditions and the economic performance of the Domestic SID and Europe reporting units.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment review process. For example, we tested controls over management's review of the significant assumptions discussed above used to develop the fair value estimates. We also tested management's controls over the completeness and accuracy of the underlying data used in the valuation. To test the estimated fair value of the Company’s Domestic SID and Europe reporting units, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We involved our valuation specialists to review the Company’s model, methods and the more sensitive assumptions utilized such as the discount rate. We compared the significant assumptions used by management to historical results and current industry and economic trends. In addition, we assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1991.
Chicago, Illinois
February 28, 2024

2023 10-K Annual Report	Stericycle, Inc. • 47

Table of Contents	PART II
STERICYCLE, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME

In millions, except per share data
	Year Ended December 31,
	2023	2022	2021
Revenues	$2,659.3	$2,704.7	$2,646.9
Cost of revenues	1,644.7	1,679.1	1,629.7
Gross profit	1,014.6	1,025.6	1,017.2
Selling, general and administrative expenses	873.9	887.5	946.6
Divestiture losses (gains), net (Note 4)	63.4	(15.6)	(1.7)
Income from operations	77.3	153.7	72.3
Interest expense, net	(73.9)	(75.5)	(71.9)
Other (expense) income, net	(0.1)	0.7	0.3
Income before income taxes	3.3	78.9	0.7
Income tax expense	(24.6)	(22.4)	(27.5)
Net (loss) income	(21.3)	56.5	(26.8)
Net income attributable to noncontrolling interests	(0.1)	(0.5)	(1.0)
Net (loss) income attributable to Stericycle, Inc. common shareholders	$(21.4)	$56.0	$(27.8)
(Loss) earnings per common share attributable to Stericycle, Inc. common shareholders:
Basic	$(0.23)	$0.61	$(0.30)
Diluted	$(0.23)	$0.61	$(0.30)
Weighted average number of common shares Outstanding:
Basic	92.4	92.1	91.8
Diluted	92.4	92.4	91.8
See accompanying Notes to Consolidated Financial Statements.

2023 10-K Annual Report	Stericycle, Inc. • 48

Table of Contents	PART II
STERICYCLE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE
INCOME (LOSS)

In millions
	Year Ended December 31,
	2023	2022	2021
Net (loss) income	$(21.3)	$56.5	$(26.8)

Other comprehensive income (loss):
Currency translation adjustments	19.3	(58.1)	(35.5)
Cumulative currency translation loss realized from divestitures	70.6	—	3.8
Total other comprehensive income (loss)	89.9	(58.1)	(31.7)

Comprehensive income (loss)	68.6	(1.6)	(58.5)
Less: comprehensive income attributable to noncontrolling interests	(2.4)	0.5	0.7
Comprehensive income (loss) attributable to Stericycle, Inc. common shareholders	$71.0	$(2.1)	$(59.2)
See accompanying Notes to Consolidated Financial Statements.

2023 10-K Annual Report	Stericycle, Inc. • 49

STERICYCLE, INC.
CONSOLIDATED BALANCE SHEETS

In millions, except per share data
	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$35.3	$56.0
Accounts receivable, less allowance for doubtful accounts of $44.7 in 2023 and $53.3 in 2022	553.9	414.5
Prepaid expenses	31.6	33.2
Other current assets	50.7	55.0
Total Current Assets	671.5	558.7
Property, plant and equipment, less accumulated depreciation of $675.4 in 2023 and $657.7 in 2022	708.3	715.7
Operating lease right-of-use assets	464.3	398.9
Goodwill	2,755.6	2,784.9
Intangible assets, less accumulated amortization of $925.8 in 2023 and $823.3 in 2022	686.5	811.1
Other assets	66.4	64.8
Total Assets	$5,352.6	$5,334.1
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$19.6	$22.3
Bank overdraft	1.0	2.9
Accounts payable	212.1	213.5
Accrued liabilities	259.5	244.1
Operating lease liabilities	105.4	91.2
Deferred revenues	72.6	7.9
Other current liabilities	47.8	40.0
Total Current Liabilities	718.0	621.9
Long-term debt, net	1,277.8	1,484.0
Long-term operating lease liabilities	378.9	329.0
Deferred income taxes	420.5	427.0
Long-term tax payable	6.4	11.8
Other liabilities	28.1	35.9
Total Liabilities	2,829.7	2,909.6

Commitments and contingencies

EQUITY
Preferred stock (par value $0.01 per share, 1.0 shares authorized), mandatory convertible preferred stock, Series A, none issued and outstanding in 2023 and 2022	—	—
Common stock (par value $0.01 per share, 120.0 shares authorized, 92.6 and 92.2 issued and outstanding in 2023 and 2022, respectively)	0.9	0.9
Additional paid-in capital	1,316.7	1,285.4
Retained earnings	1,389.4	1,410.8
Accumulated other comprehensive loss	(184.5)	(276.9)
Total Stericycle, Inc.’s Equity	2,522.5	2,420.2
Noncontrolling interests	0.4	4.3
Total Equity	2,522.9	2,424.5
Total Liabilities and Equity	$5,352.6	$5,334.1
See accompanying Notes to Consolidated Financial Statements.

2023 10-K Annual Report	Stericycle, Inc. • 50

Table of Contents	PART II
STERICYCLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions
	Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES:
Net (loss) income	$(21.3)	$56.5	$(26.8)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	104.5	108.5	106.0
Intangible amortization	112.0	124.0	117.9
Stock-based compensation expense	33.4	25.1	27.1
Deferred income taxes	(2.5)	20.6	29.7
Divestiture losses (gains), net	63.4	(15.6)	(1.7)
Asset impairments, loss on disposal of property plant and equipment and other charges	6.8	5.7	6.7
Other, net	3.6	7.5	5.1
Changes in operating assets and liabilities:
Accounts receivable	(146.8)	(12.9)	(57.2)
Prepaid expenses	0.2	12.0	17.0
Accounts payable	4.9	(2.6)	29.7
Accrued liabilities	25.6	(92.7)	85.2
Deferred revenues	64.9	(0.5)	0.4
Other assets and liabilities	(5.4)	(35.4)	(36.0)
Net cash from operating activities	243.3	200.2	303.1
INVESTING ACTIVITIES:
Capital expenditures	(131.3)	(132.2)	(116.9)
Payment for acquisition	—	—	(10.5)
Proceeds from divestitures of businesses, net	84.6	46.7	35.0
Other, net	2.9	0.9	2.3
Net cash from investing activities	(43.8)	(84.6)	(90.1)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(11.8)	(12.0)	(20.4)
Proceeds from foreign bank debt	1.2	1.6	—
Repayments of foreign bank debt	(0.3)	(1.8)	(29.6)
Repayments of term loan	(75.0)	—	(222.5)
Proceeds from credit facility	1,068.3	1,368.8	1,495.0
Repayments of credit facility	(1,191.3)	(1,459.6)	(1,420.2)
(Repayments) proceeds from bank overdrafts, net	(2.1)	1.4	1.9
Payments of finance lease obligations	(2.7)	(3.1)	(3.9)
Payments of debt issuance costs	—	(0.4)	(3.9)
Proceeds from issuance of common stock, net of (payments of) taxes from withheld shares	(5.2)	(5.6)	(3.4)
Payments to noncontrolling interests	(1.5)	(0.3)	(0.9)
Net cash from financing activities	(220.4)	(111.0)	(207.9)
Effect of exchange rate changes on cash and cash equivalents	0.2	(4.2)	(2.8)
Net change in cash and cash equivalents	(20.7)	0.4	2.3
Cash and cash equivalents at beginning of year	56.0	55.6	53.3
Cash and cash equivalents at end of year	$35.3	$56.0	$55.6

SUPPLEMENTAL CASH FLOW INFORMATION:
Net issuances of obligations for acquisition	$—	$—	$32.9
Capital expenditures in accounts payable	$24.0	$30.2	$22.2
Interest paid, net of capitalized interest	$70.1	$72.6	$57.0
Income taxes paid (refunded)	$19.5	$(1.1)	$(7.8)
See accompanying Notes to Consolidated Financial Statements.

2023 10-K Annual Report	Stericycle, Inc. • 51

Table of Contents	PART II
STERICYCLE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of January 1, 2021	91.6	$0.9	$1,234.0	$1,382.6	$(187.4)	$4.3	$2,434.4
Net loss	—	—	—	(27.8)	—	1.0	(26.8)
Currency translation adjustment	—	—	—	—	(35.2)	(0.3)	(35.5)
Cumulative currency translation loss realized through divestitures	—	—	—	—	3.8	—	3.8
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.3	—	0.7	—	—	—	0.7
Stock-based compensation expense	—	—	27.1	—	—	—	27.1
Changes to noncontrolling interest	—	—	—	—	—	(0.9)	(0.9)
Balance as of December 31, 2021	91.9	0.9	1,261.8	1,354.8	(218.8)	4.1	2,402.8
Net Income	—	—	—	56.0	—	0.5	56.5
Currency translation adjustment	—	—	—	—	(58.1)	—	(58.1)
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.3	—	(1.5)	—	—	—	(1.5)
Stock-based compensation expense	—	—	25.1	—	—	—	25.1
Changes to noncontrolling interest	—	—	—	—	—	(0.3)	(0.3)
Balance as of December 31, 2022	92.2	0.9	1,285.4	1,410.8	(276.9)	4.3	2,424.5
Net Loss	—	—	—	(21.4)	—	0.1	(21.3)
Currency translation adjustment	—	—	—	—	21.8	(2.5)	19.3
Cumulative currency translation loss realized through divestitures	—	—	—	—	70.6	—	70.6
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.4	—	(2.1)	—	—	—	(2.1)
Stock-based compensation expense	—	—	33.4	—	—	—	33.4
Changes to noncontrolling interest	—	—	—	—	—	(1.5)	(1.5)
Balance as of December 31, 2023	92.6	$0.9	$1,316.7	$1,389.4	$(184.5)	$0.4	$2,522.9
See accompanying Notes to Consolidated Financial Statements.

2023 10-K Annual Report	Stericycle, Inc. • 52

Table of Contents	PART II
STERICYCLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data and unless otherwise indicated)
Unless the context requires otherwise, “Company”, “Stericycle”, “we”, “us”, or “our” refers to Stericycle, Inc. and its subsidiaries on a consolidated basis.
NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
Incorporated in 1989, Stericycle protects people and brands, promotes health and well-being, safeguards the environment and communities, and reduces risk through highly specialized Regulated Waste and Compliance Services and Secure Information Destruction Services. The Company serves customers in the U.S. and 10 other countries with a concentration on the growing healthcare industry.
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
Additionally, certain prior year amounts have been reclassified for consistency with the current year presentation. The reclassification of the prior period amounts were not material to the previously reported consolidated financial statements.
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
The Company records estimated reserves for credits based on customer accommodations, changes in customer circumstances, credit conditions, and historical trends.

2023 10-K Annual Report	Stericycle, Inc. • 53

Table of Contents	PART II
In 2023, no single customer accounted for more than 1.6% of the Company’s accounts receivable or approximately 2.1% of total revenues.
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
The changes in allowance for doubtful accounts were reported as follows:

In millions
	Year Ended December 31,
	2023	2022	2021
Balances at beginning of year	$53.3	$43.3	$56.2
Bad debt expense, net of recoveries	17.2	24.4	9.0
Write-offs	(22.7)	(15.3)	(20.2)
Other changes (1)	(3.1)	0.9	(1.7)
Balances at end of year	$44.7	$53.3	$43.3
(1)Amounts consist primarily of currency translation adjustments, and $6.9 million and $0.7 million relating to divestitures undertaken during 2023 and 2021, respectively.
Deferred Revenues: The Company recognizes deferred revenues when cash payments are received or when the Company bills for services in advance of performance and classifies them as current liabilities since the revenues are earned within 12 months and there are no significant financing components.
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
Property, Plant and Equipment: Property, plant and equipment is stated at cost. Expenditures for software purchases and software developed for internal use are capitalized and included in Software. For software developed for internal use, external direct costs for materials and services are capitalized.
Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Building and improvements	2 to 40 years
Machinery and equipment	2 to 30 years
Containers	2 to 20 years
Vehicles	2 to 10 years
Office equipment and furniture	2 to 20 years
Software and Enterprise Resource Planning system	2 to 10 years
Capitalized Interest: The Company capitalizes interest incurred associated with projects under construction for the duration of the asset construction period. During the years ended December 31, 2023, 2022, and 2021, the Company capitalized interest of $3.7 million, $1.3 million, and $1.3 million, respectively, within property, plant and equipment, net, in the Company's Consolidated Balance Sheets.
Goodwill and Other Identifiable Intangible Assets: Goodwill represents the excess of the purchase price over the fair value assigned the net tangible and identifiable intangible assets of businesses acquired.

2023 10-K Annual Report	Stericycle, Inc. • 54

Table of Contents	PART II
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
Finite-lived intangible assets are amortized over their estimated useful lives using the straight-line method with each category having weighted average remaining useful lives as follows:

In years
	Estimated Useful Lives	Weighted Average Remaining Useful Lives
Customer relationships	10-25	5.2
Covenants not-to-compete	5	0
Operating permits	1-5	2.0
Tradenames	20-40	19.0
Landfill air rights	5-10	0.5
The useful life of intangible assets is assessed annually, or more frequently if an event occurs or circumstances change, to determine whether a revision to their remaining useful life is warranted. If required, changes are reflected prospectively as the intangible asset is amortized over the revised remaining useful life. In the fourth quarter of 2023, we performed the annual assessment of the useful life of our finite-lived intangibles and made no changes.
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
Intangible Assets (indefinite-lived): Indefinite-lived intangibles consist primarily of permits and tradenames. Indefinite-lived intangibles are assessed for impairment annually as of October 1, or more frequently if an event occurs or circumstances change, using either a qualitative or quantitative approach. The qualitative approach first determines if it is more likely than not that the fair value of the asset is less than the carrying value. If no such determination is made, then the impairment test is complete. If, however, it is determined that there is a likely impairment, a quantitative assessment is performed. The Company performs its annual impairment test on indefinite-lived intangibles, using the qualitative approach for certain assets and the quantitative approach for the remaining assets.
Goodwill: Goodwill is assessed for impairment annually as of October 1, of each year, or more frequently if an event occurs or circumstances change that could reduce the value of a reporting unit below its carrying value. We used a quantitative and qualitative approach to assess goodwill for impairment.
As of October 1, 2023, the Company performed a qualitative assessment of its RWCS U.S. reporting unit goodwill, assessing economic, industry and market considerations in addition to the reporting unit's overall financial performance. Key factors used in the qualitative assessment included: macroeconomic conditions, industry and market conditions, expense factors, overall financial performance of the reporting unit, and other relevant reporting unit-specific events. It was determined that the fair value of the RWCS U.S. reporting unit was, more likely than not, greater than the carrying value and a quantitative analysis was not necessary.

2023 10-K Annual Report	Stericycle, Inc. • 55

Table of Contents	PART II
As of October 1, 2023 the Company performed a quantitative assessment of its Domestic SID and Europe reporting units. The Canadian reporting unit's accumulated goodwill impairment balances equals the goodwill gross balance, or net zero goodwill carrying value). Latin America and Asia Pacific were fully exited in April 2023 and June 2023, respectively, due to divestitures. The fair value of each reporting unit is calculated using the income approach (including DCF) and validated using a market approach with the involvement of a third-party valuation specialist. The income approach uses expected future cash flows of each reporting unit and discounts those cash flows to present value. Expected future cash flows are calculated using management assumptions of revenue growth rates, including long-term revenue growth rates, EBITDA margins, capital expenditures and cost efficiencies. Future acquisitions or divestitures are not included in the expected future cash flows. We use a discount rate based on a calculated weighted average cost of capital which is adjusted for each of our reporting units based on size, country and company specific risk premiums. The market approach compares the valuation multiples of similar companies to that of the associated reporting unit. In addition, we analyze differences between the sum of the fair value of the reporting units and our total market capitalization for reasonableness, taking into account certain factors including control premiums.
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
Insurance and Self-Insurance: The Company’s insurance for workers’ compensation, auto/fleet, general liability, property, and employee-related health care benefits is obtained using high deductible insurance policies, meaning that the Company has retained a significant portion of the risks related to the claims associated with these programs. The estimated exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on a calculation performed by a third-party actuarial specialist using the Company’s historical claims experience. The accruals for these liabilities could be revised if future occurrences or loss developments significantly differ from the assumptions used. Estimated recoveries associated with insured claims are recognized as assets when the receipt of such amounts is probable.

2023 10-K Annual Report	Stericycle, Inc. • 56

Table of Contents	PART II
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
Stock-Based Compensation: The Company recognizes stock-based compensation expense based on the estimated grant-date fair value. Expense is generally recognized on a straight-line basis over the period during which awards are expected to vest, however, for certain awards expense may be accelerated. Certain awards provide for accelerated or continued vesting in certain circumstances as defined in the 2021 plan and related grant agreements, including upon death, disability, a change in control, termination in connection with a change in control and the retirement of employees who meet certain service and/or age requirements. The Company presents stock-based compensation expense within SG&A based on the classification of the respective employees' cash compensation. The Company records forfeitures as they occur.
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

2023 10-K Annual Report	Stericycle, Inc. • 57

Table of Contents	PART II
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
Foreign Currency: Assets and liabilities of foreign affiliates that use the local currency as their functional currency are translated at the exchange rate on the last day of the accounting period and income statement accounts are translated at the average rates during the period. Related translation adjustments are reported as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions that are denominated in currencies other than the entity’s functional currency, including foreign currency gains and losses on intercompany balances that are not of a long-term investment nature, are included within Other (expense) income, net, on the Consolidated Statements of (Loss) Income.
Recently Adopted Accounting Standards
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 was effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. The Company adopted ASU 2019-12 on January 1, 2021, and there was no material impact on the Company’s results of operations, cash flows, or financial condition.
Accounting Standards Issued But Not Yet Adopted
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2014, with early adoption permitted. The Company is currently evaluating the impact on disclosures in our Notes to Consolidated Financial Statements.
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires greater disaggregation of information in the rate reconciliation and the disclosure of income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact on disclosures in our Notes to Consolidated Financial Statements.
NOTE 2 – REVENUES FROM CONTRACTS WITH CUSTOMERS

The Company provides RWCS, which provide collection and processing of regulated and specialized waste, including medical, pharmaceutical and hazardous waste, for disposal and compliance programs and SID services, which provide for the collection of personal and confidential information for secure destruction and recycling of shredded paper.
The Company’s customers typically enter into a contract for the provision of services on a regular and scheduled basis, e.g., weekly, monthly or on an as needed basis over the contract term, e.g., one-time service. Under the contract terms, the Company receives fees based on a monthly, quarterly or annual rate and/or fees based on contractual rates depending upon measures including the volume, weight, and type of waste.
Amounts are invoiced based on the terms of the underlying contract either on a regular basis, e.g., monthly or quarterly, or as services are performed and are generally due within a short period of time after invoicing based upon normal terms and conditions for our business type and the geography of the services performed.

2023 10-K Annual Report	Stericycle, Inc. • 58

Table of Contents	PART II
Disaggregation of Revenue
The following table presents revenues disaggregated by service and reportable segments:

In millions
	Year Ended Year Ended December 31,
	2023	2022	2021
Revenue by Service
Regulated Waste and Compliance Services	$1,775.8	$1,798.2	$1,854.0
Secure Information Destruction Services	883.5	906.5	792.9
Total Revenues	$2,659.3	$2,704.7	$2,646.9
North America
Regulated Waste and Compliance Services	$1,474.4	$1,468.8	$1,457.5
Secure Information Destruction Services	781.4	794.3	679.0
Total North America Segment	$2,255.8	$2,263.1	$2,136.5
International
Regulated Waste and Compliance Services	$301.4	$329.4	$396.5
Secure Information Destruction Services	102.1	112.2	113.9
Total International Segment	$403.5	$441.6	$510.4
Deferred Revenues
Deferred revenues are recognized when cash payments are received or when the Company bills for services in advance of performance. Deferred revenues as of December 31, 2023, and 2022, were $72.6 million and $7.9 million, respectively. Beginning in the third quarter of 2023, the Company advanced billings for certain Regulated Waste services. Deferred revenues are classified within current liabilities since the revenues are earned within 12 months and there are no significant financing components.
Contract Acquisition Costs
The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are deferred and amortized to SG&A over a weighted average estimated period of benefit of 6.5 years.
During the year ended December 31, 2023, 2022, and 2021 the Company amortized to SG&A $16.7 million, $13.9 million, and $12.7 million, respectively.
Total contract acquisition costs, net of accumulated amortization, were classified as follows:

In millions
	Year Ended December 31,
	2023	2022
Other current assets	$16.1	$14.2
Other assets	46.1	40.5
Total contract acquisition costs	$62.2	$54.7
NOTE 3 – ACQUISITIONS

On January 31, 2024, the Company completed an acquisition of a southeastern U.S. regulated waste business for total consideration of approximately $16 million in cash and a promissory note. This acquisition is considered to be complementary to existing operations and aligns with the Company’s portfolio optimization strategy.
During the year ended December 31, 2021, the Company acquired a midwest-based regulated waste business in North America. The acquisition was accounted for as a business combination under the applicable guidance. There were no acquisitions in the years ended December 31, 2023, and 2022.
For the acquisition in 2021, the purchase price consideration of $42.8 million and the purchase price allocation was finalized in the second quarter of 2022. The final acquisition date fair value of the total consideration transferred included $10.5 million in cash, $21.3 million in promissory notes, and $11.0 million in deferred consideration. The purchase price consideration was allocated to the assets and liabilities based on fair value as of the acquisition date, with the excess of the purchase price consideration over the net assets acquired of $23.7 million recorded as goodwill based on the strategic benefits to be achieved and is deductible for tax purposes. The Company used a third party specialist to determine the fair value of tangible and intangible assets, which primarily consisted of

2023 10-K Annual Report	Stericycle, Inc. • 59

Table of Contents	PART II
customer relationships of $17.5 million. The Company recorded final fair value measurement adjustments in the second quarter of 2022, which included a decrease of $2.5 million in intangible assets, a $0.2 million increase in fixed assets, and a $1.7 million increase in goodwill.
NOTE 4 – RESTRUCTURING, DIVESTITURES, AND ASSET IMPAIRMENTS

Restructuring – Operational Optimization
In February 2024, the Company recognized Operational Optimization severance charges of approximately $6 million, primarily within our North America and International segments, related to workforce reduction.
In 2023, the Company recognized Operational Optimization charges of approximately $4.1 million, $2.4 million in COR and $1.7 million in SG&A. The charges were primarily related to severance associated with workforce reduction, split between North America and International segments, and closure of an International facility.
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
In connection with the divestitures detailed below, the Company provides for indemnifications to the acquirer against certain liabilities, representations, and warranties and enters into certain additional ancillary agreements, including a TSA, for up to 12 months.
North America Segment Divestitures:
On December 1, 2022, we exited our Communication Solutions business for cash proceeds of approximately $45.0 million. The transaction resulted in a divestiture pre-tax gain of $15.6 million.
On December 1, 2021, the Company exited its Environmental Solutions operations in Canada for cash proceeds of $24.4 million. The transaction resulted in a divestiture pre-tax gain of $12.6 million.
International Segment Divestitures:
On October 6, 2023, the Company exited its operations in Romania for nominal consideration.
On July 25, 2023 and August 10, 2023, respectively, the Company exited its dental recycling business in the Netherlands and its SID joint venture in the UAE for nominal consideration.
On June 1, 2023, the Company exited its operations in the Republic of Korea, for cash proceeds of approximately $109.3 million.
On May 24, 2023, the Company exited its operations in Australia and Singapore, for cash proceeds of approximately $2.9 million.
On April 20, 2023, the Company exited its operations in Brazil for cash consideration to the acquirer of approximately $28 million.
On January 19, 2023, the Company exited its International container manufacturing joint venture in Spain, for cash proceeds of approximately $2.2 million.
On September 1, 2021, the Company exited its operations in Japan for cash proceeds of approximately $11.3 million. The transaction resulted in a divestiture pre-tax loss of $10.9 million, of which $3.8 million related to the reclassification of accumulated currency translation adjustments to earnings.

2023 10-K Annual Report	Stericycle, Inc. • 60

Table of Contents	PART II
For divestitures in the year ended December 31, 2023, Stericycle recognized the following Divestiture losses (gains), net in the Consolidated Statements of (Loss) Income:

In millions
	Year Ended December 31, 2023
	Loss (gain) - pre-cumulative currency translation	Cumulative currency translation loss (gain) realized	Total loss (gain)
International Segment
Romania Operations	$3.2	$1.0	$4.2
UAE Joint Venture	0.5	—	0.5
Netherlands Dental Operations	1.0	—	1.0
Republic of Korea Operations	(48.1)	(2.7)	(50.8)
Australia and Singapore Operations	5.1	2.2	7.3
Brazil Operations	26.1	70.1	96.2
International Container Manufacturing Operations	5.0	—	5.0
Divestiture losses (gains), net	$(7.2)	$70.6	$63.4
Revenues of the completed divestiture transactions in 2023, each individually contributed less than 1% or in aggregate approximately 3.5% of consolidated revenues in the year ended December 31, 2022.
Asset Impairments
Stericycle recognized the following asset impairment charges in the Consolidated Statements of (Loss) Income:

In millions
	Year Ended December 31,
	2023 (1)	2022 (2)	2021 (3)
North America
Asset Impairment - SG&A	$—	$5.5	$2.1
Total North America Segment	$—	$5.5	$2.1
International
Asset Impairment - COR	$3.4	$—	$—
Asset Impairment - SG&A	3.1	—	4.6
Total International Segment	$6.5	$—	$4.6
(1)The Company recognized an impairment in COR in International associated with certain long-lived assets, primarily property, plant and equipment in Romania and an impairment in SG&A in International associated with certain intangible assets in Spain.
(2)The Company recognized an impairment in SG&A in North America associated with exiting certain North America office facilities in the U.S.
(3)The Company recognized impairments in SG&A in North America associated with a Canada site exit and in International associated with certain customer relationship intangibles in Romania.
NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

In millions
	December 31,
	2023	2022
Land and improvements	$43.5	$50.7
Building and improvements	243.3	235.7
Machinery and equipment	320.6	325.9
Fleet vehicles	81.5	119.3
Containers	278.3	276.4
Office equipment and furniture	41.7	41.0
Software and Enterprise Resource Planning system	274.9	253.1
Construction in progress	99.9	71.3
Total property, plant and equipment	1,383.7	1,373.4
Less: accumulated depreciation	(675.4)	(657.7)
Property, plant and equipment, net	$708.3	$715.7

2023 10-K Annual Report	Stericycle, Inc. • 61

Table of Contents	PART II
NOTE 6 – LEASES

The Company has operating leases for fleet vehicles, transfer sites, processing facilities, corporate and regional offices, and certain equipment.
The components of net lease cost were as follows:

In millions
	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$128.0	$110.8	$108.2
Finance lease cost:
Amortization of leased assets	2.6	3.2	3.4
Interest on lease liabilities	0.9	1.0	1.1
Net lease cost	$131.5	$115.0	$112.7
Short-term lease costs were $20.4 million, $25.6 million, and $11.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. Variable lease cost and sublease income were not material during the years ended December 31, 2023, and 2022.
Supplemental cash flow information related to leases was as follows:

In millions
	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$126.9	$109.7	$107.1
Operating cash flows from finance leases (interest)	1.8	1.1	1.1
Financing cash flows from finance leases (principal)	2.7	3.1	3.9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	178.2	165.2	96.8
Finance leases	0.7	—	0.5
Finance lease assets, net of accumulated amortization, were $12.8 million and $14.0 million as of December 31, 2023, and 2022, respectively, and are included in Property, Plant and Equipment, net on the Consolidated Balance Sheet.
Information regarding lease terms and discount rates were as follows:

In millions
	December 31,
	2023	2022
Weighted average remaining lease term (years):
Operating leases	5.6	5.7
Finance leases	16.2	15.6
Weighted average discount rate:
Operating leases	6.1%	5.5%
Finance leases	4.8%	5.3%

2023 10-K Annual Report	Stericycle, Inc. • 62

Table of Contents	PART II
Maturities of lease liabilities as of December 31, 2023, were as follows:

In millions
	Operating Leases	Finance Leases
2024	$129.4	$3.3
2025	110.8	3.0
2026	89.6	2.3
2027	76.1	1.9
2028	62.5	0.7
Thereafter	100.9	17.3
Total lease payments	569.3	28.5
Less: Interest	85.0	12.2
Present value of lease liabilities	$484.3	$16.3
NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The changes in the carrying amount of goodwill were as follows:

In millions
	North America	International	Total
Balance as of December 31, 2021	$2,470.8	$344.9	$2,815.7
Acquisition	1.7	—	1.7
Changes due to foreign currency fluctuations and other	—	(32.5)	(32.5)
Balance as of December 31, 2022	2,472.5	312.4	2,784.9
Divestitures	—	(43.6)	(43.6)
Changes due to foreign currency fluctuations and other	—	14.3	14.3
Balance as of December 31, 2023	$2,472.5	$283.1	$2,755.6
Accumulated non-cash impairment charges by segment were as follows:

In millions
	December 31,
	2023	2022
North America	$134.8	$134.8
International (1)	—	175.6
Total	$134.8	$310.4
(1)Change due to International divestitures in 2023. See Note 4 – Restructuring, Divestitures, and Asset Impairments for further information
Goodwill Impairment Assessment
The Company performed its annual goodwill impairment assessment as of October 1, 2023, 2022, and 2021, respectively, and determined no reporting units' carrying values were in excess of their estimated fair value.
The fair value of reporting units, used in both the annual and any interim goodwill impairment assessments in 2023, 2022, and 2021, are classified as Level 3 measurements within the fair value hierarchy due to significant unobservable inputs such as discount rates, projections of revenue, cost of revenue and operating expense growth rates, long-term growth rates and income tax rates. The fair value methodology is described further in Note 1 – Basis of Presentation and Summary of Significant Accounting Policies.

2023 10-K Annual Report	Stericycle, Inc. • 63

Table of Contents	PART II
Other Intangible Assets
The values of other intangible assets were as follows:

In millions
	December 31,
	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangibles:
Customer relationships	$1,230.4	$911.9	$318.5	$1,242.2	$807.6	$434.6
Covenants not-to-compete	2.6	2.6	—	2.6	2.6	—
Operating permits	10.3	10.1	0.2	12.3	11.9	0.4
Tradenames	1.1	0.6	0.5	1.1	0.6	0.5
Other	1.8	0.6	1.2	1.8	0.6	1.2
Indefinite-lived intangibles:
Operating permits	58.6	—	58.6	67.2	—	67.2
Tradenames	307.5	—	307.5	307.2	—	307.2
Total	$1,612.3	$925.8	$686.5	$1,634.4	$823.3	$811.1
The changes in the carrying amount of intangible assets were as follows:

In millions
Total
Balance as of December 31, 2021	$964.5
Acquisition	1.2
Divestitures	(12.6)
Amortization	(124.0)
Changes due to foreign currency fluctuations	(15.5)
Balance as of December 31, 2022	811.1
Divestitures	(16.3)
Impairments	(3.1)
Amortization	(112.0)
Changes due to foreign currency fluctuations	6.8
Balance as of December 31, 2023	$686.5
Our estimated intangible asset amortization expense for each of the next five years is as follows for the years ending December 31:

In millions
2024	$110.3
2025	89.5
2026	28.1
2027	22.7
2028	17.5

2023 10-K Annual Report	Stericycle, Inc. • 64

Table of Contents	PART II
NOTE 8 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

In millions
	2023	2022
Compensation	$81.9	$65.0
Self-insurance	80.2	78.8
Taxes	37.1	30.2
Interest	27.2	27.7
Professional fees	7.9	8.3
Disposal and landfill liabilities	2.8	2.0
Contingent liability	9.6	15.7
Other	12.8	16.4
Total accrued liabilities	$259.5	$244.1
NOTE 9 – DEBT

Long-term debt consisted of the following at December 31:

In millions
	2023	2022
$1.2 billion Credit Facility, due in 2026	$31.0	$154.1
$125 million term loan, due in 2026	125.0	200.0
$600 million Senior Notes, due in 2024	600.0	600.0
$500 million Senior Notes, due in 2029	500.0	500.0
Promissory notes and deferred consideration, weighted average maturity of 2.6 years and 3.4 years for 2023 and 2022, respectively	32.9	44.7
Foreign bank debt, weighted average maturity of 5.0 years for 2022	—	0.4
Obligations under finance leases (Note 6)	16.3	18.2
Total debt	1,305.2	1,517.4
Less: current portion of total debt	19.6	22.3
Less: unamortized debt issuance costs	7.8	11.1
Long-term portion of total debt	$1,277.8	$1,484.0
Credit Agreement
The Company renewed its Credit Agreement, dated as of September 30, 2021, that amended and extended its previous credit agreement dated November 17, 2017. The Credit Agreement provides for a term loan facility under which the Company has outstanding term loans in an aggregate principal amount of $125 million and a revolving credit facility of $1.2 billion. The Term Loan and the Credit Facility will mature on September 30, 2026.
The obligations under the Credit Agreement are secured by substantially all of the assets of the Company and all of its material domestic subsidiaries and are guaranteed by certain subsidiaries of the Company, excluding certain excluded subsidiaries pursuant to the Credit Agreement.
The Credit Agreement contains a financial covenant requiring maintenance of a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 and a maximum Credit Agreement defined Consolidated Leverage Ratio of 4.00 to 1.00 for any fiscal quarter ending on or after September 30, 2022, which includes, among other provisions, $50.0 million cash add backs to EBITDA with respect to any four fiscal quarter period ending on or before December 31, 2023. The Credit Agreement contains a financial covenant with a leverage holiday if a permitted acquisition or series of related permitted acquisitions involving aggregate consideration in excess of $200 million (a “Material Acquisition”) occurs during a fiscal quarter. If a Material Acquisition occurs, the Company shall have the right to increase the maximum Consolidated Leverage Ratio covenant to 4.50 to 1.00 during such fiscal quarter and the subsequent three fiscal quarters.
As of December 31, 2023, the Company was in compliance with its covenants. The Credit Agreement Defined Debt Leverage Ratio was 2.85 to 1.00, which was below the allowed maximum ratio of 4.00 to 1.00 as set forth in the Credit Agreement.

2023 10-K Annual Report	Stericycle, Inc. • 65

Table of Contents	PART II
Second Amendment
On June 15, 2023, we entered into a Second Amendment to the Credit Agreement. Among other provisions, the Second Amendment modifies the pricing reference from the Eurocurrency Rate Loans (LIBOR) to Term SOFR Loans as defined in the Credit Agreement and allows for higher capital leases now capped at $200 million in the aggregate.
Borrowings under the Credit Agreement bear interest at Term SOFR for Term SOFR Loans or the Base Rate, as defined in the Second Amendment, for Base Rate Loans, plus the Applicable Interest Rate, which depends on the Consolidated Leverage Ratio for the Company. The tiered pricing is based on the leverage grid provided in the Credit Agreement. Based on the then current Consolidated Leverage Ratio, the pricing under the Credit Agreement was set at an Applicable Rate of between 1.1% to 1.3% for Eurocurrency Rate/SONIA/SOFR Daily Rate Loans, between 0.1% to 0.3% for Base Rate Loans. The Credit Agreement includes a facility fee set at a rate of between 0.15% to 0.25% times the actual daily amount of the Revolving Credit Facility regardless of usage.
The weighted average interest rates on long-term debt, excluding finance leases were as follows:

	December 31,
	2023	2022
$1.2 billion Credit Facility, due in 2026 (variable rate)	6.85%	5.92%
$125 million term loan, due in 2026 (variable rate)	6.66%	5.88%
$600 million Senior Notes, due in 2024 (fixed rate)	5.38%	5.38%
$500 Senior Notes, due in 2029 (fixed rate)	3.88%	3.88%
Promissory notes and deferred consideration (fixed rate)	3.54%	3.49%
Foreign bank debt (fixed rate)	—%	9.80%
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
During 2019, the Company issued $600.0 million at par of aggregate principal amount of Senior Notes, due July 2024, which are unsecured and bear interest at 5.38% per annum, payable on January 15 and July 15 of each year (the “2019 Senior Notes”). The 2019 Senior Notes are fully and unconditionally guaranteed by each of the Company’s current domestic subsidiaries that guarantee the Company’s senior credit facility. The Indenture limits the ability of the Company and its subsidiaries to incur certain liens, enter into certain sale and leaseback transactions, and consolidate, merge or sell all or substantially all of their assets.
The Company has the ability and intent to refinance the 2019 Senior Notes on a long-term basis through available capacity under its Revolving Credit Facility. Therefore, as of December 31, 2023, the 2019 Senior Notes remain classified as long-term debt in the Consolidated Financial Statements. On February 1, 2024, the Company issued a redemption notice to 2019 Senior Notes holders for redemption of all of the $600.0 million aggregate principal amount of the outstanding 2019 Senior Notes with a redemption date of March 14, 2024. The refinancing of the Senior Notes using the Revolving Credit Facility will convert the debt from fixed rate to variable rate. If the Company's 2019 Senior Notes were to remain outstanding 91 days (April 15, 2024) prior to their maturity date (the “Springing Maturity Date”), then the Credit Agreement maturity date will be the Springing Maturity Date.

2023 10-K Annual Report	Stericycle, Inc. • 66

Table of Contents	PART II
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
Other Matters
Amounts committed to outstanding letters of credit and the unused portion of our Senior Credit Facility were as follows:

In millions
	December 31,
	2023	2022
Outstanding stand-by letters of credit under Senior Credit Facility	$59.0	$60.1
Unused portion of the Revolving Credit Facility	1,110.0	985.7
Payments due on long-term debt, excluding finance lease obligations, during each of the five years subsequent to December 31, 2023, are as follows:

In millions
2024	$617.1
2025	7.9
2026	163.3
2027	0.6
2028	—
Thereafter	500.0
Total	$1,288.9
NOTE 10 – INCOME TAXES

The U.S. and International components of income (loss) before income taxes consisted of the following:

In millions
	Year Ended December 31,
	2023	2022	2021
U.S.	$64.1	$84.6	$(14.0)
International	(60.8)	(5.7)	14.7
Total income before income taxes	$3.3	$78.9	$0.7
Significant components of the Company’s income tax (expense) benefit are as follows:

In millions
	Year Ended December 31,
	2023	2022	2021
Current
U.S. - federal	$(18.6)	$8.1	$4.9
U.S. - state and local	(3.8)	(2.3)	(1.4)
International	(2.7)	(4.6)	(6.4)
	(25.1)	1.2	(2.9)
Deferred
U.S. - federal	2.4	(23.7)	(17.0)
U.S. - state and local	(3.4)	(1.9)	(4.6)
International	1.5	2.0	(3.0)
	0.5	(23.6)	(24.6)
Total expense	$(24.6)	$(22.4)	$(27.5)

2023 10-K Annual Report	Stericycle, Inc. • 67

Table of Contents	PART II
A reconciliation of the income tax provision computed at the U.S. federal statutory rate to the effective tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Effect of:
State and local taxes, net of federal tax effect	154.5%	1.9%	204.2%
International tax rates	(63.6%)	(4.2%)	(864.4%)
FCPA Settlement accrual and other penalty matters	15.2%	3.2%	3,118.2%
Other Tax Matter	(60.6%)	—%	(268.4%)
Valuation allowance	163.6%	11.0%	1,727.9%
Divestitures	384.8%	(0.8%)	(708.4%)
Stock-based compensation and executive compensation disallowance	221.2%	9.4%	908.6%
Statute of limitations lapses	(51.5%)	(13.0%)	(584.7%)
Other	(39.1%)	(0.1%)	275.0%
Effective tax rate	745.5%	28.4%	3,829.0%
In 2023, the Other Tax Matter refers to the recognition of a $2.0 million tax benefit associated with the conclusion of an examination of pre-acquisition tax years of an acquired business.
The comparability of the Company’s current year effective tax rate to the effective tax rates from previous years was impacted by the Company’s low income before taxes in 2023, resulting in a magnification of the percentage point impact for each rate reconciling item, rendering the 2023 effective tax rate not meaningful. Accordingly, the Company has included a reconciliation in both dollars and percentages below. Both the Company’s low income before taxes and the Company’s magnified effective tax rate are driven by net non-deductible losses from divestitures.

	Year Ended December 31, 2023
	2023 Tax Expense (Benefit)	Tax Rate
U.S. federal statutory income tax rate	$0.7	21.0%
Effect of:
State and local taxes, net of federal tax effect	5.1	154.5%
International tax rates	(2.1)	(63.6%)
FCPA Settlement accrual and other penalty matters	0.5	15.2%
Other Tax Matter	(2.0)	(60.6%)
Valuation allowance	5.4	163.6%
Divestitures	12.7	384.8%
Stock-based compensation and executive compensation disallowance	7.3	221.2%
Statute of limitations lapses	(1.7)	(51.5%)
Other	(1.3)	(39.1%)
Effective tax rate	$24.6	745.5%

2023 10-K Annual Report	Stericycle, Inc. • 68

Table of Contents	PART II
Deferred tax liabilities and assets were as follows:

In millions
	December 31,
	2023	2022
Deferred tax liabilities:
Property, plant and equipment	$(93.2)	$(94.4)
Goodwill and intangibles	(393.9)	(400.6)
Leases - right of use asset	(117.3)	(94.8)
Other	(17.5)	(17.3)
Total deferred tax liabilities	(621.9)	(607.1)
Deferred tax assets:
Accrued liabilities	57.2	59.5
Leases - right of use liability	122.3	100.2
Net operating tax loss carry-forwards	32.0	63.4
Interest expense carry-forward	22.8	23.4
Other	15.5	14.0
Less: valuation allowance	(36.8)	(67.2)
Total deferred tax assets	213.0	193.3
Net deferred tax liabilities	$(408.9)	$(413.8)
The valuation allowance decreased $30.4 million, during the year ended December 31, 2023, primarily due to the divestiture of operations with historical non-benefited international losses.
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
As of December 31, 2023, the Company plans to repatriate any undistributed earnings of its first-tier international subsidiaries back to the U.S. only to the extent that they were previously taxed under the Tax Act, and future repatriations may take the form of distributions from previously taxed earnings and profits and/or return of capital distributions. All other undistributed earnings, to the extent there are any, will remain permanently reinvested to support existing working capital needs in the international subsidiaries. A withholding tax, unrealized foreign exchange gain, and state income tax accrual has been recorded, as applicable. The Company has not provided for deferred taxes on outside basis differences for investments in its international subsidiaries that are unrelated to unremitted earnings as these basis differences will be indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of outstanding basis difference is not practicable to calculate.
At December 31, 2023, the NOL carry-forwards from both international and U.S. operations are approximately $115.6 million and certain of these NOL carry-forwards begin to expire in 2024. The tax benefits of these NOLs are approximately $32.0 million at December 31, 2023, on which valuation allowances of $21.7 million were recognized offsetting such tax benefits.
The changes in the valuation allowance on deferred tax assets is as follows:

	Year Ended December 31,
	2023	2022	2021
Balances at beginning of period	$67.2	$61.4	$52.0
Additions Charged to Income Tax Expense (1)	1.8	6.8	10.5
Reductions Due to Divestitures (2)	(34.0)	—	(2.1)
Other Changes to Reserves (3)	1.8	(1.0)	1.0
Balances at end of period	$36.8	$67.2	$61.4
(1)2023 amounts include valuation allowances on business operations (including Spain). 2022 and 2021 amounts include valuation allowances on business operations (including the U.K., Brazil, and Spain).
(2)Amounts consist primarily of historical valuation allowances removed upon divestiture of corresponding business operations.
(3)Amounts consist primarily of currency translation adjustments.

2023 10-K Annual Report	Stericycle, Inc. • 69

Table of Contents	PART II
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
The total amount of unrecognized tax benefit at December 31, 2023, is $5.6 million. The amount of uncertain tax positions that, if recognized, would affect the effective tax rate is approximately $4.3 million. We recognized interest and penalties related to income tax reserves as a benefit in the amount of $0.6 million, a benefit of $1.8 million, and a charge of $0.4 million for the years ended December 31, 2023, 2022, and 2021, respectively, as a component of income tax expense. It is reasonably possible that our unrecognized tax benefits will decrease by as much as $2.0 million to $4.0 million in the next 12 months primarily due to statute lapses and the progress of U.S. federal, state, and international audits.
The following table summarizes the aggregate changes in unrecognized tax benefits:

In millions
Unrecognized tax positions as of December 31, 2021	$19.7
Gross decreases - tax positions in prior periods	(0.6)
Gross increases - current period tax positions	0.6
Settlements	(1.4)
Lapse of statute of limitations	(8.3)
Unrecognized tax positions as of December 31, 2022	10.0
Gross decreases - tax positions in prior periods	(0.5)
Gross increases - current period tax positions	—
Settlements	(0.8)
Lapse of statute of limitations	(3.1)
Unrecognized tax positions as of December 31, 2023	$5.6
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

2023 10-K Annual Report	Stericycle, Inc. • 70

Table of Contents	PART II
Contingent consideration represents amounts expected to be paid as part of acquisition consideration only if certain future events occur. The Company arrives at the fair value of contingent consideration by applying a weighted probability of potential payment outcomes. Our contingent consideration liabilities are reassessed at the end of every reporting period and are recorded using Level 3 inputs. The amount of $5.3 million is classified as other liabilities as of December 31, 2023 and 2022, respectively.
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as result of acquisitions, the classification of disposal groups as held-for-sale, or the re-measurement of assets resulting in impairment charges. See Note 3 – Acquisitions, Note 4 – Restructuring, Divestitures, and Asset Impairments for further discussion. These nonrecurring fair values are generated principally using Level 3 inputs.
Fair Value of Debt: The estimated fair value of the Company’s debt obligations, using Level 2 inputs, compared to the carrying amount was as follows:

In billions
	December 31,
	2023	2022
Fair value of debt obligations	$1.26	$1.43
Carrying value of debt obligations	1.31	1.52
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
At December 31, 2023, and 2022, the total asset retirement obligation liabilities recognized were $19.0 million and $18.8 million, respectively and were included in Other long-term liabilities on the Consolidated Balance Sheets.
Letters of Credit, Surety Bonds and Bank Guarantees
As of December 31, 2023, and 2022, the Company had $59.0 million and $60.1 million, respectively, of stand-by letters of credit outstanding against our senior credit facility (see Note 9 – Debt). In addition, at December 31, 2023, and 2022, we had, $32.8 million and $32.3 million, respectively, of surety bonds and $16.5 million and $18.5 million, respectively, of bank guarantees. The bank guarantees are issued mostly by the Company’s international subsidiaries for various purposes, including leases, seller notes, contracts and permits. The surety bonds are used for performance and financial guarantees. Neither the bank guarantees nor the surety bonds affect the Company’s ability to use its various lines of credit.
Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction (see Note 4 – Restructuring, Divestitures, and Asset Impairments). If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid material amounts under these provisions and, as of December 31, 2023, these indemnifications obligations were not material.

2023 10-K Annual Report	Stericycle, Inc. • 71

Table of Contents	PART II
NOTE 13 – RETIREMENT AND OTHER EMPLOYEE BENEFIT PROGRAMS

Defined Contribution Plans
The Company has a 401(k) defined contribution retirement savings plan (the “Plan”) covering substantially all domestic employees. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. The Company may contribute up to 50% of compensation contributed to the Plan by each employee up to a maximum of $3,000 per annum. During the years ended December 31, 2023, 2022, and 2021, the Company's contributions were $9.9 million, $10.0 million and $9.2 million, respectively.
The Company also has several foreign defined contribution plans, which require the Company to contribute a percentage of the participating employee’s salary according to local regulations. During the years ended December 31, 2023, 2022, and 2021, the Company's total contributions were $3.9 million, $4.4 million and $4.7 million, respectively.
Multiemployer Defined Benefit Pension Plans
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
The following table outlines the Company’s participation in Multiemployer Pension Plans:

			Pension Protection Act Zone Status(1)(3)		FIP/RP Status(2)	Company Contributions(4) (in millions)		Expiration Date of Collective Bargaining Agreements
	Plan Employer ID Number	Plan #	2023	2022		2023	2022
Pension Plan Private Sanitation Union, Local 813 IBT	13-1975659	1	Red/ Critical	Red/ Critical	Implemented	$0.7	$0.6	various dates
Nurses And Local 813 IBT Retirement Plan	13-3628926	1	Green	Green	N/A	$0.1	$0.1	various dates
(1)Zone status is defined by the Department of Labor and the Pension Protection Act and represents the level at which the plan is funded. Plans in the red zone are less than 65% funded, while plans in the green zone are at least 80% funded. Status is based on information received from the Multiemployer Pension Plans and is certified by a Multiemployer Pension Plan actuary.
(2)The “FIP/RP Status” column indicates Multiemployer Pension Plans for which a Funding Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) has been implemented or is pending. The most recent Pension Protection Act zone status available in 2023 and 2022, is for the plans’ year-end December 31, 2022.
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
(4)The Company was listed in the Form 5500 for the Pension Plan Private Sanitation Union Local 813 IBT as individually significant for contributing more than 0% of total contributions to such plan during the plan years ended December 31, 2022. At the date these financial statements were issued, Forms 5500 were not available for the Multiemployer Pension Plans for the year ended December 31, 2023.
NOTE 14 – STOCK-BASED COMPENSATION

The 2021 Plan provides for the grant of ISOs, RSUs and PSUs intended to qualify under Section 422 of the Internal Revenue Code. The 2021 Plan authorizes awards to the Company’s officers, employees and consultants and to the Company’s directors. At December 31, 2023, the Company had reserved a total of 5,320,789 shares for issuance under its 2021 Plan.

2023 10-K Annual Report	Stericycle, Inc. • 72

The exercise price per share of an option granted under the 2021 Plan may not be less than the closing price of a share of the Company’s common stock on the date of grant. The maximum term of an option granted under the 2021 Plan may not exceed 8 or 10 years. New shares are issued upon exercise of stock options.
Employee Stock Purchase Plan
The ESPP was made effective as of July 1, 2001, and authorizes 1,799,999 shares of our common stock, which substantially all U.S. employees may purchase through payroll deductions at a price equal to 85% of the fair market values of the stock as of the end of the 6 months offering period. An employee's payroll deductions and stock purchase, may not exceed $5,000 during any offering period. During 2023, 2022, and 2021, 87,617 shares, 98,521 shares and 73,471 shares, respectively, were issued through the ESPP. At December 31, 2023, we had 328,096 shares available for issuance under the ESPP.
Stock-Based Compensation Expense
During 2023, there were no changes to our stock compensation plan or modifications to outstanding stock-based awards which would change the value of any awards outstanding.
The following table presents the total stock-based compensation expense classified in SG&A resulting from stock option awards, RSUs, PSUs and ESPP included in the Consolidated Statements of (Loss) Income:

In millions
	Year Ended December 31,
	2023	2022	2021
Stock options	$0.3	$0.8	$2.0
RSUs	19.7	17.1	14.8
PSUs	12.7	6.5	9.6
ESPP	0.7	0.7	0.7
Total	$33.4	$25.1	$27.1
During the years ended December 31, 2023, 2022, and 2021, the impact of forfeitures was a reduction to expense of $1.6 million, $2.4 million, and $3.3 million, respectively.
Stock Options
Options granted to non-employee directors vest in one year and options granted to officers and employees generally vest over five years. Expense related to options with graded vesting is recognized using the straight-line method over the vesting period. Stock option activity was summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding as of January 1, 2023	1,168,670	$94.61
Granted	—	$—
Exercised	(1,242)	$48.59
Forfeited	(434)	$62.04
Cancelled or expired	(441,449)	$113.58
Outstanding as of December 31, 2023	725,545	$84.20	1.74	$0.3
Exercisable as of December 31, 2023	717,262	$84.61	1.72	$0.3
The following table sets forth the intrinsic value of options exercised:

In millions
	Year Ended December 31,
	2023	2022	2021
Total exercise intrinsic value of options exercised	$—	$—	$1.1
The exercise intrinsic value represents the total pre-tax intrinsic value (the difference between the fair value on the trading day the option was exercised and the exercise price associated with the respective option).
There were no stock options granted in the years ended December 31, 2023 or 2022.

2023 10-K Annual Report	Stericycle, Inc. • 73

Restricted Stock Units
The fair value of RSUs is based on the closing price of the Company's common stock on the date of grant and is amortized to expense over the service period. RSUs vest at the end of three or five years. RSUs activity was as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Total Aggregate Intrinsic Value
			(in years)	(in millions)
Non-vested as of January 1, 2021	547,235	$54.96
Granted	253,860	$68.71
Vested and Released	(186,342)	$55.26
Forfeited	(58,431)	$28.23
Non-vested as of December 31, 2021	556,322	$60.79
Granted	330,920	$56.15
Vested and Released	(250,064)	$59.49
Forfeited	(53,417)	$59.26
Non-vested as of December 31, 2022	583,761	$58.85
Granted	427,278	$42.83
Vested and Released	(270,166)	$58.03
Forfeited	(72,199)	$50.10
Non-vested as of December 31, 2023	668,674	$49.68	0.92	$33.1
At December 31, 2023, there was $11.8 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 1.39 years.
Performance-Based Restricted Stock Units
Our executive officers PSU program was introduced in 2017. PSUs issued to executive officers through 2019 vest, or not, in three equal annual installments based on the achievement of pre-determined annual earnings per share performance goals as approved by the Compensation Committee. Each of the PSU’s granted represents the right to receive one share of the Company’s common stock at a specified future date.
Our PSU program was expanded in 2020 to include employees in additional levels below executive officer. PSUs issued in 2020 and 2021 vest, or not, at the end of the three-year period following the grant date based on the achievement of pre-determined annual earnings per share and annual return on invested capital performance goals as approved by the Compensation Committee. At the end of the three-year period, the results from each of the three years are averaged to calculate one achievement percentage number, and then a relative total shareholder return (rTSR) modifier is applied to that number in order to determine the final share amount, based on Stericycle’s stock’s market performance relative to performance of the S&P MidCap 400 Index. The modifier can adjust the final shares issued by applying a multiplier of 75% - 125%. We use the Monte Carlo simulation model to determine the fair value of PSU's, including the effect of the rTSR modifier, once the related performance criteria have been established.

2023 10-K Annual Report	Stericycle, Inc. • 74

Compensation cost for the PSUs during the performance period is recognized based on the estimated achievement of the performance criteria, which is evaluated on a quarterly basis. Each of the PSU’s granted represent the right to receive one share of the Company’s common stock at a specified future date. PSU activity was as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2021	316,059	$57.79
Granted	116,720	$57.66
Vested and Released	(88,269)	$57.61
Forfeited	(22,168)	$60.60
Non-vested as of December 31, 2021	322,342	$57.79
Granted	151,123	$56.30
Vested and Released	(74,651)	$57.08
Forfeited	(15,574)	$57.08
Non-vested as of December 31, 2022	383,240	$56.76
Granted	205,009	$43.35
Vested and Released	(100,250)	$56.32
Forfeited (1)	(37,224)	$54.98
Non-vested as of December 31, 2023	450,775	$50.91
(1)Includes 26,319 shares cancelled in connection with the vesting of awards in 2023 due to above-target and below target performance, respectively, in accordance with the terms of the award.
The table above reflects the number of shares at target which could be earned upon vesting of the PSU’s for which performance goals have been established.
The fair value of units (RSUs and PSUs) that vested during the years ended December 31, 2023, 2022, and 2021 was $16.2 million, $18.0 million, and $18.9 million, respectively.
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
The following table shows the effect of stock-based awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

In millions, except per share data
	Year Ended December 31,
	2023	2022	2021
Weighted average common shares outstanding - basic	92.4	92.1	91.8
Incremental shares outstanding related to stock-based awards (1)	—	0.3	—
Weighted average common shares outstanding - diluted	92.4	92.4	91.8
(1)In periods of net loss, stock-based awards are anti-dilutive and therefore excluded from the (loss) earnings per share calculation.
Anti-dilutive stock-based awards excluded from the computation of diluted (loss) earnings per share using the treasury stock method includes the following:

In thousands
	Year Ended December 31,
	2023	2022	44561
Option awards	760	1,241	1,897
RSU awards	0	45	63
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

2023 10-K Annual Report	Stericycle, Inc. • 75

Table of Contents	PART II
NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the changes in the components of accumulated other comprehensive loss:

In millions
Accumulated Other Comprehensive Loss
Balance as of January 1, 2021	$(187.4)
Cumulative currency translation loss realized through divestitures	3.8
Year change - Cumulative currency translation	(35.2)
Balance as of December 31, 2021	(218.8)
Year change - Cumulative currency translation	(58.1)
Balance as of December 31, 2022	(276.9)
Cumulative currency translation loss realized through divestitures	70.6
Year change - Cumulative currency translation	21.8
Balance as of December 31, 2023	$(184.5)
NOTE 17 – SEGMENT REPORTING

The Company evaluates, oversees and manages the financial performance of two operating and reportable segments – North America and International. Other Costs includes costs (and associated assets and capital expenditures) related to corporate enabling and shared services functions, annual incentive compensation, and stock-based compensation.
The North America and International segments offer the following services: RWCS, which provide collection and processing of biohazardous waste, including regulated and specialized waste, sharps waste management and disposal, pharmaceutical waste management and disposal, chemotherapy waste and disposal controlled substance waste and disposal, healthcare hazardous waste, and integrated waste stream solutions (under the Integrated Waste Stream Solutions, Steri-Safe®, MedDropTM Medication Collection Kiosks, Safe Community Solutions, SafeDropTM Sharps Mailback Solutions, and Airport and Maritime Waste Services brand names) and SID Services, which provide for the secure information destruction and compliance solutions (including document, hard drive, and specialty destruction services) under the Shred-it® brand name which includes regular scheduled services (and processing onsite and offsite) and one-time services (including select, priority and express).

2023 10-K Annual Report	Stericycle, Inc. • 76

Table of Contents	PART II
The following table summarizes financial information for the Company's reportable segments:

In millions
	Year Ended December 31,
	2023	2022	2021
Revenues
North America	$2,255.8	$2,263.1	$2,136.5
International	403.5	441.6	510.4
Total	$2,659.3	$2,704.7	$2,646.9
Depreciation (1)
North America	$64.7	$68.9	$73.5
International	15.2	17.2	19.2
Other Costs	24.6	22.4	12.7
Total	$104.5	$108.5	$105.4
Intangible Amortization
North America	$97.1	$107.6	$95.8
International	14.9	16.4	22.1
Total	$112.0	$124.0	$117.9
Adjusted Income from Operations
North America	$619.0	$607.1	$587.6
International	38.2	34.1	53.6
Other Costs	(341.7)	(317.5)	(288.8)
Total	$315.5	$323.7	$352.4
Total Assets (2)
North America	$4,462.9	$4,300.8	$4,364.6
International	652.1	785.0	876.4
Other Costs	237.6	248.3	232.1
Total	$5,352.6	$5,334.1	$5,473.1
(1)Excludes depreciation of $0.6 million for the year ended December 31, 2021, which is included as part of ERP and system modernization.
(2)Includes capital expenditures which are evaluated on a consolidated basis.
The following table reconciles the Company's primary measure of segment profitability, Adjusted Income from Operations, to Income from operations:

In millions
	Year Ended December 31,
	2023	2022	2021
Total Reportable Segment Adjusted Income from Operations	$315.5	$323.7	$352.4
ERP and System Modernization	(19.2)	(19.2)	(59.0)
Intangible Amortization	(112.0)	(124.0)	(117.9)
Operational Optimization	(4.1)	—	—
Portfolio Optimization	(65.6)	8.7	(3.3)
Litigation, Settlements and Regulatory Compliance	(30.8)	(30.0)	(93.2)
Asset Impairments	(6.5)	(5.5)	(6.7)
Income from operations	$77.3	$153.7	$72.3

2023 10-K Annual Report	Stericycle, Inc. • 77

Table of Contents	PART II
NOTE 18 – GEOGRAPHIC AREA

The following table presents consolidated revenues and long-lived assets by geographic region:

In millions
	Year Ended December 31,
	2023	2022	2021
Revenues
U.S.	$2,116.1	$2,122.2	$1,995.2
Europe	384.0	385.9	427.0
Other countries	159.2	196.6	224.7
Total	$2,659.3	$2,704.7	$2,646.9
Long-Lived and Indefinite-Lived Assets
U.S.	$3,985.2	$3,996.8	$4,052.0
Europe	526.0	523.5	589.2
Other countries	103.5	190.3	194.8
Total	$4,614.7	$4,710.6	$4,836.0
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

2023 10-K Annual Report	Stericycle, Inc. • 78

Table of Contents	PART II
Certain class members who have opted out of the SQ Settlement have filed lawsuits against the Company, and the Company has entered into a settlement agreement to resolve the remaining opt out actions. The Company has made an accrual in respect of this settlement consistent with its accrual policies described above, which is not material.
Government Investigations. As previously reported, the Company entered into a deferred prosecution agreement (“DPA”) with the DOJ in 2022 in connection with its resolution of investigations by the DOJ, SEC, and various authorities in Brazil relating to the Company’s compliance with the FCPA or other anti-corruption laws with respect to operations in Latin America. Under the DPA, the DOJ agreed to defer criminal prosecution of the Company for a period of three years for charges of conspiring to violate the anti-bribery and books and records provisions of the FCPA. If the Company remains in compliance with the DPA during its three-year term, the deferred charge against the Company will be dismissed with prejudice. In the second quarter of 2023, the Company substantially completed its payment obligations under the settlements. In addition, under the settlements with the DOJ and with the SEC, the Company has engaged an independent compliance monitor for two years and will undertake compliance with self-reporting obligations for an additional year.
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
The Company understands that the SDNY investigation discussed above also concerned allegations of False Claims Act (“FCA”) violations made in a qui tam action filed under seal in the United States District Court for the Southern District of New York, purportedly on behalf of the United States, California and several other states. On January 26, 2024, before the Company was served with the Complaint, the plaintiff-relator voluntarily dismissed the action with the consent of the United States and the states named in the qui tam action.
Environmental and Regulatory and Indemnity Matters. The Company is subject to various federal, state and local laws and regulations. In the ordinary course of business, we are routinely involved in government enforcement proceedings, private lawsuits, and other matters alleging non-compliance by the Company with applicable law. The issues involved in these proceedings generally relate to alleged violations of existing permits or other requirements, or alleged liability due to our current operations, pre-existing conditions at the locations where we operate, and/or successor or predecessor liability associated with our portfolio optimization strategy. From time to time, the Company may be subject to fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities..
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

2023 10-K Annual Report	Stericycle, Inc. • 79

Table of Contents	PART II
DEA Investigation. On February 11, 2020, the Company received an administrative subpoena from the DEA, which executed a search warrant at the Company’s former Domestic Environmental Solutions facility at Rancho Cordova, California and an administrative inspection warrant at the Company’s former facility in Indianapolis, Indiana for materials related to the former Domestic Environmental Solutions business of collecting, transporting, and destroying controlled substances from retail customers (the “ESOL Retail Controlled Substances Business”). On that same day, agents from the DTSC executed a separate search warrant at the Rancho Cordova facility. Since that time, the U.S. Attorney’s Office for the Eastern District of California (“USAO EDCA”) has been overseeing criminal and civil investigations of the ESOL Retail Controlled Substances Business. The USAO EDCA has informed the Company that the investigations relate to the Company’s operation and sale of its former ESOL Retail Controlled Substances Business, that the Company and some of its current or former employees may have civil and criminal liability under the Controlled Substances Act and other federal statutes related to that business. The Company is cooperating with the civil and criminal investigations, which are ongoing.
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
European Retrovirus Investigations. During the Covid-19 pandemic and in conjunction with Europol, governmental authorities of Spain conducted coordinated inspections at a large number of medical waste management facilities, including Stericycle facilities, relating to the transportation, management and disposal of waste that may have been infected with the virus, and related matters. The inspections have resulted in proceedings, in which the Company is vigorously defending itself.
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

2023 10-K Annual Report	Stericycle, Inc. • 80

Table of Contents	PART II
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
The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective as of December 31, 2023, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, (included elsewhere herein).
Changes in Internal Controls
During the fourth quarter of 2023, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

2023 10-K Annual Report	Stericycle, Inc. • 81

Table of Contents	PART II
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Stericycle, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Stericycle, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stericycle, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of (loss) income, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Chicago, Illinois
February 28, 2024

2023 10-K Annual Report	Stericycle, Inc. • 82

Table of Contents	PART II
Item 9B. Other Information

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).
Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspection

None.

2023 10-K Annual Report	Stericycle, Inc. • 83

Table of Contents	PART III
PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item regarding our directors is incorporated by reference to the information contained under the caption “Election of Directors” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.
The information required by this Item regarding our executive officers is contained under the caption “Information about our Executive Officers” in Item 1 of Part I of this Report.
The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information contained under the caption “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.
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
The information required by this Item regarding certain corporate governance matters is incorporated by reference to the information contained under the caption “Election of Directors” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.
Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information contained under the caption “Compensation Discussion and Analysis” and following sections in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information contained under the captions “Stock Ownership” and “Compensation Discussion and Analysis” and following sections in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.
Equity Compensation Plans
The following table summarizes information relating to our equity compensation plans pursuant to which stock option grants, RSUs, PSUs or other rights to acquire shares of our common stock may be made or issued:
Equity Compensation Plan Information

In millions, except per share data
	December 31, 2023
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by our security holders (1)	1.8	$64.88	5.6
(1)These plans consist of our 2021 Plan and the ESPP.

2023 10-K Annual Report	Stericycle, Inc. • 84

Table of Contents	PART III
Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item regarding our policies and procedures for the review, approval or ratification of transactions with related persons is incorporated by reference to the information contained under the caption “Policy on Related Party Transactions” in Item 1 of our definitive proxy statement for our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.
The information required by this Item regarding director independence is incorporated by reference to the information contained in Item 1 of our definitive proxy statement for our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.
Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information contained under the caption “Ratification of the Appointment of Ernst & Young LLP as Our Independent Registered Public Accounting Firm for 2024” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

2023 10-K Annual Report	Stericycle, Inc. • 85

Table of Contents	PART IV
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) List of Financial Statements and Exhibits
We have filed the following financial statements as part of this report:

2023 10-K Annual Report	Stericycle, Inc. • 86

Table of Contents	PART IV
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
Certificate of Designations setting forth the specific rights, preferences, limitations, restrictions and other terms and conditions of the Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A filed September 15, 2015)

3(i).9* and 4.4*
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

4.5	Description of the Company's Common Stock (incorporated by reference to Exhibit 4.5 to our Annual Report on Form 10-K filed February 28, 2020)
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

10.2*†	First amendment to 2005 Plan (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for 2008)
10.3*†	2008 Incentive Stock Plan (“2008 Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 8, 2008 (Registration No. 333-152877))
10.4*†	First amendment to 2008 Plan (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for 2009)
10.5*†	Amendment to 2000 Plan, 2005 Plan and 2008 Plan (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for 2012)
10.6*†	2011 Incentive Stock Plan (“2011 Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed August 9, 2011 (Registration No. 333-176165))
10.7*†	2014 Incentive Stock Plan (“2014 Plan”) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed December 23, 2014 (Registration No. 333-201236))
10.8*†	Stericycle, Inc. 2017 Long-Term Incentive Plan (“2017 Plan”) (incorporated by reference to Exhibit B to our Definitive Proxy Statement on Schedule 14A filed April 14, 2017)
10.9*†	Form of Stock Option Agreement under 2005 Plan, 2008 Plan, 2011 Plan, and 2014 Plan (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K filed February 28, 2012)
10.10*†	Form of Restricted Stock Unit Award under 2008 Plan, 2011 Plan, and 2014 Plan (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K filed February 28, 2012)

2023 10-K Annual Report	Stericycle, Inc. • 87

Table of Contents	PART IV

10.11*†	Form of Performance-Based Restricted Stock Unit Award under 2011 Plan and 2014 Plan (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed March 15, 2017)
10.12*†	Form of Agreement for Stock Option Grant under 2008 Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 15, 2018)
10.13*†	Form of Agreement for Stock Option Grant under 2011 Plan (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed February 28, 2020)
10.14*†	Form of Agreement for Restricted Stock Unit Award under the 2011 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed April 29, 2021)
10.15*†
Form of Agreement for Performance-Based Restricted Stock Unit Award under the 2011 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed April 29, 2021)

10.16*†	Form of Agreement for Stock Option Grant under 2014 Plan (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K filed February 28, 2020)
10.17*†	Form of Agreement for Stock Option Grant under 2017 Plan (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K filed February 28, 2020)
10.18*†	Form of Agreement for Restricted Stock Unit Award under 2017 Plan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed March 15, 2018)
10.19*†	Form of Performance-Based Restricted Stock Unit Award under 2017 Plan (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed February 28, 2020)
10.20*†
Form of Agreement for Performance-Based Restricted Stock Unit Award (Digital Transformation) under 2017 Plan (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed March 15, 2018)

10.21*†	Form of Agreement of Stock Option Grant under 2017 Plan (incorporated by reference to Exhibit 10.46 to our annual report on Form 10-K for 2018)
10.22*†	Form of Agreement of Stock Option Grant under 2017 Plan (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed February 28, 2020)
10.23*†	Amended and Restated Employee Stock Purchase Plan effective May 24, 2017 (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed April 14, 2017)
10.24*†	Canadian Employee Stock Purchase Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed April 15, 2016)
10.25*†	Plan of Compensation for Outside Directors (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed August 9, 2016)
10.26*†	Form of Director Restricted Stock Unit Award under 2017 Plan (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed February 26, 2018)
10.27*	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed March 15, 2017)
10.28*†	Executive Severance and Change in Control Plan (as amended) (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed February 28, 2020)
10.29*†	Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 30, 2016)
10.30*†	Form of Agreement for Stock Option Grant under 2011 Plan (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed February 28, 2020)
10.31*†	Form of Agreement for Stock Option Grant under 2014 Plan (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed February 28, 2020)
10.32*†	Form of Agreement for Stock Option Grant under 2017 Plan (related to Spain) (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed February 28, 2020)
10.33*†	Form of Agreement for Stock Option Grant under 2017 Plan (related to U.K. Executive) (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K filed February 28, 2020)
10.34*†	Form of Agreement for Stock Option Grant under 2017 Plan (related to U.K. Non-Executive) (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed February 28, 2020)
10.35*†	Form of Agreement for Stock Option Grant under 2017 Plan (related to Ireland Non-Executive) (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K filed February 28, 2020)
10.36*†	Form of Agreement for Stock Option Grant under 2017 Plan (related to Canada Non-Executive) (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K filed February 28, 2020)
10.37*†	Form of Agreement for Stock Option Grant under 2017 Plan (related to Singapore Non-Executive) (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K filed February 28, 2020)
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
10.40*†
Stock Option Award Agreement under 2017 Plan (Participants Not Eligible for Executive Severance and CIC Plan) (incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K filed February 28, 2019)

10.41*
Cooperation Agreement, dated as of March 26, 2020, between Stericycle, Inc. and Saddle Point Management, L.P. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 30, 2020)

10.42*†	Stericycle, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed April 14, 2021)
10.43*†	Form of Agreement for Director Restricted Stock Unit Award under the 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed August 6, 2021)
10.44*†	Form of Restricted Stock Unit Award Agreement under the 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed April 28, 2022)

2023 10-K Annual Report	Stericycle, Inc. • 88

Table of Contents	PART IV

10.45*†	Form of Performance Stock Unit Award Agreement under the 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed April 28, 2022)
10.46*	Form of Restricted Stock Unit Award Agreement under the 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed April 27, 2023
10.47*†	Form of Performance Stock Unit Award Agreement under the 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed April 27, 2023
10.48*
First Amendment, dated as of April 26, 2022, to Amended and Restated Credit Agreement, dated as of September 30, 2021, among Stericycle, Inc. and certain subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swing line lender, a lender and a letter of credit issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed April 28, 2022)

10.49*
Second Amendment to the Credit Agreement, dated as of June 15, 2023, among Stericycle, Inc. and certain subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swing line lender, a lender and a letter of credit issue, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed July 27, 2023)

10.50*†	Stericycle, Inc. Annual Incentive Plan, as amended, effective January 1, 2024 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed November 2, 2023)
14*	Code of ethics (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K file March 15, 2004
21	Subsidiaries	x
23	Consent of Independent Registered Public Accounting Firm	x
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	x
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	x
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	x
97	Stericycle, Inc. Amended and Restated Clawback Policy	x
101
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Cover Page, (ii) the Consolidated Statements of (Loss) Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Changes in Equity, (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail, and (viii) the information set forth under Part II, Item 9B.
x
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)	x
x    Filed herewith
*    Previously filed
†    Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K
Item 16. Form 10-K Summary

None.

2023 10-K Annual Report	Stericycle, Inc. • 89

Table of Contents	SIGNATURES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2024

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
Dated: February 28, 2024

Name	Title	Date

/s/ CINDY J. MILLER	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2024
Cindy J. Miller

/s/ JANET H. ZELENKA	Executive Vice President, Chief Financial Officer, and Chief Information Officer (Principal Financial Officer)	February 28, 2024
Janet H. Zelenka

/s/ RICHARD J. HOFFMAN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2024
Richard J. Hoffman

/s/ ROBERT S. MURLEY	Chairman of the Board of Directors	February 28, 2024
Robert S. Murley

/s/ BRIAN P. ANDERSON	Director	February 28, 2024
Brian P. Anderson

/s/ LYNN D. BLEIL	Director	February 28, 2024
Lynn D. Bleil

/s/ THOMAS F. CHEN	Director	February 28, 2024
Thomas F. Chen

/s/ VICTORIA L. DOLAN	Director	February 28, 2024
Victoria L. Dolan

/s/ NAREN K. GURSAHANEY	Director	February 28, 2024
Naren K. Gursahaney

/s/ J. JOEL HACKNEY JR.	Director	February 28, 2024
J. Joel Hackney Jr.

/s/ STEPHEN C. HOOLEY	Director	February 28, 2024
Stephen C. Hooley

/s/ JAMES L. WELCH	Director	February 28, 2024
James L. Welch

2023 10-K Annual Report	Stericycle, Inc. • 90