Form 10-Q
period 2024-03-31
STERICYCLE INC
filed 2024-04-25
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
[Mark One]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On April 22, 2024, there were 92,785,315 shares of the Registrant’s Common Stock outstanding.

2024 Q1 10-Q Report	Stericycle, Inc. ●	3

Glossary of Defined Terms
Unless the context requires otherwise, the “Company”, “Stericycle”, “we”, “us”, or “our” refers to Stericycle, Inc. on a consolidated basis. The Company also uses several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined below:

Abbreviation	Description
2023 Form 10-K	Annual report on Form 10-K for the year ended December 31, 2023
Adjusted Income from Operations	Income from Operations adjusted for certain items discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
AI	Artificial intelligence
Credit Agreement	Credit Agreement dated September 30, 2021, First Amendment dated April 26, 2022, and Second Amendment dated June 15, 2023, among the Company and certain subsidiaries as borrowers. Bank of America, N.A., as administrative agent, swing line lender, a lender and a letter of credit issuer and the other lenders party thereto, as amended
Credit Agreement Defined Debt Leverage Ratio	As of any date of determination, the ratio of (a) (i) Consolidated Funded Indebtedness as of such date minus (ii) Unrestricted Cash as of such date to (b) Consolidated EBITDA (each as defined in the Credit Agreement) for the period of four fiscal quarters most recently ended on or prior to such date
Credit Facility	The Company's $1.2 billion credit facility due in September of 2026 granted under the terms of the Credit Agreement
DEA	U.S. Drug Enforcement Administration. The DEA is a division of the DOJ. It is the federal agency which regulates the manufacture, dispensing, storage, and shipment of controlled substances including medications with human abuse potential
DOJ	U.S. Department of Justice
Domestic Environmental Solutions	Hazardous Waste Solutions and Manufacturing and Industrial Services (Divested April 2020)
DSO	Days Sales Outstanding as reported, defined as the average number of days that it takes a company to collect payment after revenue has been recorded, computed as the trailing twelve months of Revenues for the period ended, divided by the Accounts Receivable balance at the end of the period. Days Sales Outstanding, net of Deferred Revenues is similarly computed except Accounts Receivable balance is netted with Deferred Revenues.
DTSC	U.S. Department of Toxic Substances Control
EBITDA	Earnings Before Interest, Taxes, Depreciation & Amortization. Another common financial term utilized by Stericycle to analyze the core profitability of the business before interest, tax, depreciation and amortization
Enviri	Enviri Corporation, a Delaware Corporation, formerly known as Harsco Corporation
ERP	Enterprise Resource Planning
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
FCPA Settlement	FCPA settlement with the SEC, the DOJ and Brazil authorities of approximately $90 million and engagement of an independent compliance monitor for 2 years and self-reporting for additional year
International	Operating segment including Belgium, France, Germany, Ireland, Luxembourg, Portugal, Spain, and U.K. The following countries were divested in 2023: Australia, Brazil, Republic of Korea, Romania, Singapore, and United Arab Emirates
IRS	U.S. Internal Revenue Service
LIBOR	London Interbank Offered Rate - benchmark interest rate that was replaced by SOFR
Net Debt	As defined in the Credit Agreement, adding back unamortized debt issuance costs, less cash and cash equivalents
North America	Operating segment including U.S., Canada and Puerto Rico
NOV	Notice of Violation
Other Costs	Represents corporate enabling and shared services costs, annual incentive and stock-based compensation
Purchase Agreement	Stock Purchase Agreement, dated as of February 6, 2020, by and between Stericycle, Inc., and the Harsco Corporation (now known as Enviri) and CEI Holding LLC, a Delaware limited liability company and subsidiary of Harsco Corporation (now known as Enviri)
PSU	Performance-based Restricted Stock Unit
RSU	Restricted Stock Unit
RWCS	Regulated Waste and Compliance Services, a business unit that provides regulated medical waste services
SEC	U.S. Securities and Exchange Commission
Senior Notes	5.375% ($600.0 million) Senior Notes due July 2024 and 3.875% ($500.0 million) Senior Notes due January 2029. July 2024 Senior Notes were redeemed in March 2024.
SG&A	Selling, general and administrative expenses
SID	Secure Information Destruction Services, a business unit that provides confidential customer material shredding services and recycling of shredded paper
SOFR	Secured Overnight Financing Rate - benchmark interest rate that replaced LIBOR
SOP	Sorted Office Paper
Term Facility	Aggregate amount of commitments made by any lender under the terms of the Credit Agreement
Term Loans	Advances made by any lender under the Term Facility
U.S.	United States of America
U.S. GAAP	U.S. Generally Accepted Accounting Principles

2024 Q1 10-Q Report	Stericycle, Inc. ●	4

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In millions, except per share data
	Three Months Ended March 31,
	2024	2023
Revenues	$664.9	$684.3
Cost of revenues	410.0	423.3
Gross profit	254.9	261.0
Selling, general and administrative expenses	216.0	216.0
Divestiture losses, net (Note 4)	—	5.0
Income from operations	38.9	40.0
Interest expense, net	(18.4)	(20.4)
Other income, net	—	0.2
Income before income taxes	20.5	19.8
Income tax expense	(7.4)	(8.5)
Net income	13.1	11.3
Net income attributable to noncontrolling interests	—	(0.1)
Net income attributable to Stericycle, Inc. common shareholders	$13.1	$11.2

Income per common share attributable to Stericycle, Inc. common shareholders:
Basic	$0.14	$0.12
Diluted	$0.14	$0.12
Weighted average number of common shares outstanding:
Basic	92.6	92.3
Diluted	93.0	92.7
See accompanying Notes to Condensed Consolidated Financial Statements.

2024 Q1 10-Q Report	Stericycle, Inc. ●	5

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

In millions
	Three Months Ended March 31,
	2024	2023
Net income	$13.1	$11.3

Other comprehensive (loss) income:
Currency translation adjustments	(11.5)	7.9
Total other comprehensive (loss) income	(11.5)	7.9

Comprehensive income	1.6	19.2
Less: comprehensive income (loss) attributable to noncontrolling interests	—	(2.2)
Comprehensive income attributable to Stericycle, Inc. common shareholders	$1.6	$21.4
See accompanying Notes to Condensed Consolidated Financial Statements.

2024 Q1 10-Q Report	Stericycle, Inc. ●	6

STERICYCLE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except per share data
	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$31.0	$35.3
Accounts receivable, less allowance for doubtful accounts of $47.2 in 2024 and $44.7 in 2023	616.4	553.9
Prepaid expenses	33.6	31.6
Other current assets	47.8	50.7
Total Current Assets	728.8	671.5
Property, plant and equipment, less accumulated depreciation of $680.2 in 2024 and $675.4 in 2023	722.6	708.3
Operating lease right-of-use assets	497.2	464.3
Goodwill	2,758.0	2,755.6
Intangible assets, less accumulated amortization of $948.8 in 2024 and $925.8 in 2023	661.3	686.5
Other assets	67.8	66.4
Total Assets	$5,435.7	$5,352.6
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$17.3	$19.6
Bank overdrafts	—	1.0
Accounts payable	198.3	212.1
Accrued liabilities	210.9	259.5
Operating lease liabilities	109.1	105.4
Deferred revenues	70.1	72.6
Other current liabilities	49.2	47.8
Total Current Liabilities	654.9	718.0
Long-term debt, net	1,398.6	1,277.8
Long-term operating lease liabilities	407.8	378.9
Deferred income taxes	417.0	420.5
Other liabilities	34.3	34.5
Total Liabilities	2,912.6	2,829.7

Commitments and contingencies (Note 9 - Commitments and Contingencies)

EQUITY
Common stock (par value $0.01 per share, 120.0 shares authorized, 92.8 and 92.6 issued and outstanding in 2024 and 2023, respectively)	0.9	0.9
Additional paid-in capital	1,315.3	1,316.7
Retained earnings	1,402.5	1,389.4
Accumulated other comprehensive loss	(196.0)	(184.5)
Total Stericycle, Inc.’s Equity	2,522.7	2,522.5
Noncontrolling interests	0.4	0.4
Total Equity	2,523.1	2,522.9
Total Liabilities and Equity	$5,435.7	$5,352.6
See accompanying Notes to Condensed Consolidated Financial Statements.

2024 Q1 10-Q Report	Stericycle, Inc. ●	7

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In millions
	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES:
Net income	$13.1	$11.3
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	25.7	26.6
Intangible amortization	27.8	28.2
Stock-based compensation expense	2.7	6.9
Deferred income taxes	(2.7)	4.7
Divestiture losses, net	—	5.0
Asset impairments, loss (gain) on disposal of property plant and equipment and other charges	1.0	(0.4)
Other, net	1.3	0.5
Changes in operating assets and liabilities:
Accounts receivable	(64.4)	(4.4)
Prepaid expenses	(2.1)	(1.4)
Accounts payable	(12.5)	(6.3)
Accrued liabilities	(41.1)	(17.4)
Deferred revenues	(2.4)	0.7
Other assets and liabilities	(0.9)	(4.5)
Net cash from operating activities	(54.5)	49.5
INVESTING ACTIVITIES:
Capital expenditures	(43.1)	(36.4)
(Payments) proceeds from (acquisition) divestiture of businesses, net	(14.0)	0.9
Other, net	0.3	1.0
Net cash from investing activities	(56.8)	(34.5)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(5.7)	(7.8)
Repayments of foreign bank debt	—	(0.1)
Repayments of senior notes	(600.0)	—
Proceeds from credit facility	951.0	286.9
Repayments of credit facility	(228.1)	(283.0)
Repayments of bank overdrafts, net	(0.9)	(0.5)
Payments of finance lease obligations	(0.6)	(0.7)
Proceeds from issuance of common stock, net of (payments of) taxes from withheld shares	(6.4)	(4.9)
Payments to noncontrolling interest	—	(1.5)
Net cash from financing activities	109.3	(11.6)
Effect of exchange rate changes on cash and cash equivalents	(2.3)	0.6
Net change in cash and cash equivalents	(4.3)	4.0
Cash and cash equivalents at beginning of period	35.3	56.0
Cash and cash equivalents at end of period	$31.0	$60.0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$35.1	$32.8
Income taxes paid, net	$4.9	$0.4
Capital expenditures in Accounts payable	$22.7	$18.8
See accompanying Notes to Condensed Consolidated Financial Statements.

2024 Q1 10-Q Report	Stericycle, Inc. ●	8

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2023	92.6	$0.9	$1,316.7	$1,389.4	$(184.5)	$0.4	$2,522.9
Net income	—	—	—	13.1	—	—	13.1
Currency translation adjustment	—	—	—	—	(11.5)	—	(11.5)
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.2	—	(4.1)	—	—	—	(4.1)
Stock-based compensation expense	—	—	2.7	—	—	—	2.7
Balance as of March 31, 2024	92.8	$0.9	$1,315.3	$1,402.5	$(196.0)	$0.4	$2,523.1

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2022	92.2	$0.9	$1,285.4	$1,410.8	$(276.9)	$4.3	$2,424.5
Net income	—	—	—	11.2	—	0.1	11.3
Currency translation adjustment	—	—	—	—	10.2	(2.3)	7.9
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.2	—	(3.1)	—	—	—	(3.1)
Stock-based compensation expense	—	—	6.9	—	—	—	6.9
Changes in noncontrolling interest	—	—	—	—	—	(1.5)	(1.5)
Balance as of March 31, 2023	92.4	$0.9	$1,289.2	$1,422.0	$(266.7)	$0.6	$2,446.0
See accompanying Notes to Condensed Consolidated Financial Statements.

2024 Q1 10-Q Report	Stericycle, Inc. ●	9

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
The accompanying unaudited condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023, have been prepared pursuant to the rules and regulations of the SEC for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements prepared in conformity with U.S. GAAP. In the opinion of management, however, all adjustments, consisting of normal recurring adjustments necessary to present fairly the results of operations, financial position and cash flows have been made. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2023 Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year or any other period.
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
Accounting Standards Issued But Not Yet Adopted
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact on disclosures in our Notes to Condensed Consolidated Financial Statements.
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires greater disaggregation of information in the rate reconciliation and the disclosure of income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact on disclosures in our Notes to Condensed Consolidated Financial Statements.
NOTE 2 — REVENUES FROM CONTRACTS WITH CUSTOMERS

The Company provides RWCS, which provide collection and processing of regulated and specialized waste, including medical, pharmaceutical and hazardous waste, for disposal and compliance programs and SID services, which provide for the collection of personal and confidential information for secure destruction and recycling of shredded paper.

2024 Q1 10-Q Report	Stericycle, Inc. ●	10

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
Disaggregation of Revenue
The following table presents revenues disaggregated by service and reportable segments:

In millions
	Three Months Ended March 31,
	2024	2023
Revenue by Service
Regulated Waste and Compliance Services	$447.8	$451.3
Secure Information Destruction Services	217.1	233.0
Total Revenues	$664.9	$684.3
North America
Regulated Waste and Compliance Services	$376.5	$368.7
Secure Information Destruction Services	192.7	204.7
Total North America Segment	$569.2	$573.4
International
Regulated Waste and Compliance Services	$71.3	$82.6
Secure Information Destruction Services	24.4	28.3
Total International Segment	$95.7	$110.9
Deferred Revenues
Deferred revenues are recognized when cash payments are received or when the Company bills for services in advance of performance. Deferred revenues as of March 31, 2024 and December 31, 2023, were $70.1 million and $72.6 million, respectively. Beginning in the third quarter of 2023, the Company advanced billings for certain Regulated Waste and Compliance services. Deferred revenues are classified within current liabilities since the revenues are earned within 12 months and there are no significant financing components.
Contract Acquisition Costs
The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are deferred and amortized to SG&A over a weighted average estimated period of benefit of 6.5 years. During the three months ended March 31, 2024 and 2023, the Company amortized $4.4 million and $4.0 million, respectively, of deferred sales incentives to SG&A.
Total contract acquisition costs, net of accumulated amortization, were classified as follows:

In millions
	March 31, 2024	December 31, 2023
Other current assets	$16.4	$16.1
Other assets	46.9	46.1
Total contract acquisition costs	$63.3	$62.2
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

2024 Q1 10-Q Report	Stericycle, Inc. ●	11

The changes in allowance for doubtful accounts were reported as follows:

In millions
	Three Months Ended March 31,
	2024	2023
Beginning Balance	$44.7	$53.3
Bad debt expense, net of recoveries	5.9	2.2
Write-offs	(3.9)	(5.8)
Other changes (1)	0.5	0.5
Ending Balance	$47.2	$50.2
(1)Amounts consist primarily of foreign currency translation adjustments.
NOTE 3 — ACQUISITION

The Company acquired a southeastern U.S. regulated waste business on January 31, 2024, which is considered to be complementary to existing operations and aligns with the Company’s strategic capital allocation strategy. There were no acquisitions in 2023.
The results of operations of this acquired business has been included in the Condensed Consolidated Statements of Income from the date of the acquisition. Pro forma results of operations for this acquisition are not presented because the pro forma effects were not material to the Company’s consolidated results.
The following table summarizes the acquisition date fair value of consideration transferred for the acquisition completed during the three months ended March 31:

In millions
2024
Cash	$14.0
Promissory Notes	1.8
Total purchase price	$15.8
The total purchase consideration has been preliminarily allocated to the assets and liabilities acquired based upon their estimated fair values as of the acquisition date, with the excess of the purchase price over the net assets acquired recorded as goodwill based on the strategic benefits to be achieved and is deductible for tax purposes. We are in the process of valuing all of the assets acquired in the acquisition and until we have completed our valuation process, there may be adjustments to our estimates of fair value and resulting preliminary purchase price allocations, specifically those related to intangibles.
The following table summarizes the preliminary purchase price allocation for the acquisition completed during the three months ended March 31:

In millions
2024
Fixed assets	$1.2
Intangibles (Customer Lists)	6.1
Goodwill	8.2
Other assets and liabilities, net	0.3
Total purchase price	$15.8
The customer lists intangible has an estimated useful life of 15 years.
NOTE 4 — RESTRUCTURING AND DIVESTITURES

Restructuring – Operational Optimization:
In February 2024, the Company recognized Operational Optimization severance charges of approximately $5.6 million related to a workforce reduction, within our North America and International segments.
Divestiture
On January 19, 2023, the Company exited its International container manufacturing operations, for cash proceeds of approximately $2.2 million. The transaction resulted in a first quarter of 2023 divestiture pre-tax loss of $5.0 million.

2024 Q1 10-Q Report	Stericycle, Inc. ●	12

NOTE 5 — DEBT

The Company’s long-term debt consisted of the following:

In millions
	March 31, 2024	December 31, 2023
$1.2 billion Credit Facility, due in 2026	$753.6	$31.0
$125 million Term Loan, due in 2026	125.0	125.0
$600 million Senior Notes, due in 2024 (redeemed in March 2024)	—	600.0
$500 million Senior Notes, due in 2029	500.0	500.0
Promissory notes and deferred consideration weighted average maturity of 2.5 years at 2024 and 2.6 years at 2023	29.0	32.9
Obligations under finance leases	14.8	16.3
Total debt	1,422.4	1,305.2
Less: current portion of total debt	17.3	19.6
Less: unamortized debt issuance costs	6.5	7.8
Long-term portion of total debt	$1,398.6	$1,277.8
The estimated fair value of our debt approximated $1.4 billion and $1.3 billion as of March 31, 2024 and December 31, 2023, respectively. These fair value amounts were estimated using an income approach by applying market interest rates for comparable instruments and developed based on inputs classified as Level 2 in accordance with the fair value measurements accounting guidance.
The weighted average interest rates on long-term debt, excluding finance leases, were as follows:

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
$1.2 billion Credit Facility, due in 2026 (variable rate)	6.93%	6.85%
$125 million Term Loan, due in 2026 (variable rate)	6.63%	6.66%
$600 million Senior Notes, due in 2024 (fixed rate) (redeemed in March 2024)	5.38%	5.38%
$500 million Senior Notes, due in 2029 (fixed rate)	3.88%	3.88%
Promissory notes and deferred consideration (fixed rate)	3.43%	3.54%
The Credit Agreement contains, among other covenants, a financial covenant requiring maintenance of a maximum Credit Agreement Defined Debt Leverage Ratio of 4.00 to 1.00 which includes, among other provisions, $50.0 million of cash add-backs to EBITDA with respect to any four fiscal quarter period ending on or before December 31, 2023. As of March 31, 2024, the Company was in compliance with its financial covenants. The Credit Agreement Defined Debt Leverage Ratio was 3.51 to 1.00, which was below the allowed maximum ratio of 4.00 to 1.00 as set forth in the amended Credit Agreement. Expiration of the $50.0 million of such cash add-backs to EBITDA contributed approximately 30 points of increase to the Credit Agreement Defined Debt Leverage ratio as of March 31, 2024 compared to December 31, 2023.
On February 1, 2024, the Company issued a redemption notice to 2019 Senior Notes holders for redemption of all of the $600 million aggregate principal amount of the outstanding 2019 Senior Notes, and on March 14, 2024 completed the redemption with borrowings from the Revolving Credit facility. The refinancing of the 2019 Senior Notes using the Revolving Credit Facility converted the long-term debt from fixed rate to variable rate as of the redemption date.
On June 15, 2023, we entered into a Second Amendment to the Credit Agreement. Among other provisions, the Second Amendment modifies the pricing reference from the Eurocurrency Rate Loans (LIBOR) to Term SOFR Loans as defined in the Credit Agreement and allows for higher capital leases capped at $200 million in the aggregate.
Amounts committed to outstanding letters of credit and the unused portion of the Company's Senior Credit Facility were as follows:

In millions
	March 31, 2024	December 31, 2023
Outstanding letters of credit under Credit Facility	$55.2	$59.0
Unused portion of the Credit Facility	391.2	1,110.0

2024 Q1 10-Q Report	Stericycle, Inc. ●	13

NOTE 6 — INCOME TAXES

The Company reported income tax expense of $7.4 million and $8.5 million for the three months ended March 31, 2024 and 2023, respectively. The effective tax rates for the three months ended March 31, 2024 and 2023 were 36.1% and 42.9%, respectively. The effective tax rate for the three months ended March 31, 2024 reflects equity-based compensation awards expiring without a tax benefit. The effective tax rate for the three months ended March 31, 2023 reflects (i) equity-based compensation awards expiring without a tax benefit and (ii) losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances.
NOTE 7 — EARNINGS PER COMMON SHARE

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
The following table shows the effect of stock-based awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

In millions of shares
	Three Months Ended March 31,
	2024	2023
Weighted average common shares outstanding - basic	92.6	92.3
Incremental shares outstanding related to stock-based awards	0.4	0.4
Weighted average common shares outstanding - diluted	93.0	92.7
Anti-dilutive stock-based awards excluded from the computation of diluted earnings per share using the treasury stock method include the following:

In thousands of shares
	Three Months Ended March 31,
	2024	2023
Option awards	477	815
RSU awards	102	1
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
The following tables show financial information for the Company's reportable segments (see Note 2 – Revenues from Contracts with Customers for segment revenues):

In millions
	Three Months Ended March 31,
	2024	2023
Adjusted Income from Operations
North America	$149.1	$160.3
International	12.4	10.3
Other Costs	(71.0)	(85.9)
Total Adjusted Income from Operations	$90.5	$84.7

2024 Q1 10-Q Report	Stericycle, Inc. ●	14

The following table reconciles the Company's primary measure of segment profitability, Adjusted Income from Operations, to Income from operations:

In millions
	Three Months Ended March 31,
	2024	2023
Total Reportable Segment Adjusted Income from Operations	$90.5	$84.7
Adjusting Items:
ERP and System Modernization	(4.4)	(2.7)
Intangible Amortization	(27.8)	(28.2)
Operational Optimization	(5.6)	—
Portfolio Optimization	(1.6)	(5.6)
Litigation, Settlements and Regulatory Compliance	(12.2)	(8.2)
Income from operations	$38.9	$40.0
The Company is currently evaluating the impact of ASU 2023-07 on disclosures to our Condensed Consolidated Financial Statements, which is not expected to be material. See Note 1 – Basis of Presentation and Summary of Significant Accounting Policies for further information.
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
Government Investigations. As previously reported, the Company entered into a deferred prosecution agreement (“DPA”) with the DOJ in 2022 in connection with its resolution of investigations by the DOJ, SEC, and various authorities in Brazil relating to the Company’s compliance with the FCPA or other anti-corruption laws with respect to operations in Latin America. Under the settlements with the DOJ and with the SEC, the Company has engaged an independent compliance monitor for two years and will undertake compliance with self-reporting obligations for an additional year. If the Company remains in compliance with the DPA during the remainder of its three-year term, deferred charges against the Company will be dismissed with prejudice.

2024 Q1 10-Q Report	Stericycle, Inc. ●	15

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
DEA Investigation. On February 11, 2020, the Company received an administrative subpoena from the DEA, which executed a search warrant at the Company’s former Domestic Environmental Solutions facility at Rancho Cordova, California and an administrative inspection warrant at the Company’s former facility in Indianapolis, Indiana for materials related to the former Domestic Environmental Solutions business of collecting, transporting, and destroying controlled substances from retail customers (the “ESOL Retail Controlled Substances Business”). On that same day, agents from the DTSC executed a separate search warrant at the Rancho Cordova facility. Since that time, the U.S. Attorney’s Office for the Eastern District of California (“USAO EDCA”) has been overseeing criminal and civil investigations of the ESOL Retail Controlled Substances Business. The USAO EDCA has informed the Company that the investigations relate to the Company’s operation and sale of its former ESOL Retail Controlled Substances Business and that the Company and some of its current or former employees may have civil and criminal liability under the Controlled Substances Act and other federal statutes related to that business. The Company is cooperating with the investigations, which are ongoing.
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

2024 Q1 10-Q Report	Stericycle, Inc. ●	16

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

2024 Q1 10-Q Report	Stericycle, Inc. ●	17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement
This document may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. When we use words such as “believes”, “expects”, “anticipates”, “estimates”, “may”, “plan”, “will”, “goal”, or similar expressions, we are making forward-looking statements. Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of our management about future events and are therefore subject to risks and uncertainties, which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. Factors that could cause such differences include, among others, decreases in the volume of regulated wastes or personal and confidential information collected from customers, disruptions resulting from deployment of systems, disruptions in our supply chain, disruptions in or attacks on data information technology systems, labor shortages, a recession or economic disruption in the U.S. and other countries, changing market conditions in the healthcare industry, competition and demand for services in the regulated waste and secure information destruction industries, SOP pricing volatility or pricing volatility in other commodities, changes in the volume of paper processed by our secure information destruction business and the revenue generated from the sale of SOP, inflationary cost pressure in labor, supply chain, energy, and other expenses, foreign exchange rate volatility in the jurisdictions in which we operate, changes in governmental regulation of the collection, transportation, treatment and disposal of regulated waste or the proper handling and protection of personal and confidential information, the level of government enforcement of regulations governing regulated waste collection and treatment or the proper handling and protection of personal and confidential information, the outcome of pending, future or settled litigation or investigations, self-insurance claims and settlements, charges related to portfolio optimization or the failure of acquisitions or divestitures to achieve the desired results, the obligations to service substantial indebtedness and comply with the covenants and restrictions contained in our credit agreements and Senior Notes, rising interest rates or a downgrade in our credit rating resulting in an increase in interest expense, political, economic, war, and other risks related to our foreign operations, pandemics and the resulting impact on the results of operations, long-term remote work arrangements which may adversely affect our business, restrictions on the ability of our team members to travel, closures of our facilities or the facilities of our customers and suppliers, weather and environmental changes related to climate change, requirements of customers and investors for net carbon zero emissions strategies, and the introduction of regulations for greenhouse gases, which could negatively affect our costs to operate, failure to maintain an effective system of internal control over financial reporting, as well as other factors described in our filings with the SEC, including our 2023 Form 10-K and subsequent Quarterly Reports on Form 10-Q. As a result, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends. We disclaim any obligation to update or revise any forward-looking or other statements contained herein other than in accordance with legal and regulatory obligations.

2024 Q1 10-Q Report	Stericycle, Inc. ●	18

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
Key business highlights include:
•Improved diluted earnings per share by $0.02 compared to the first quarter of 2023.
•Grew RWCS organic revenues(1) 2.1% compared to the first quarter of 2023.
•Completed our previously disclosed workforce reduction in the first quarter of 2024 and are on track to realize an estimated $40-$45 million of in-year cost savings.
(1) See Results of Operations, Revenues for a reconciliation between total U.S. GAAP Revenues and Organic Revenues.
Key Business Priorities
In 2024, we are pivoting to our next generation of key business priorities to drive margin expansion and deliver value:
•Commercial and Service Excellence – We will focus on driving profitable revenue growth by delivering a differentiated value proposition and a seamless customer experience as a trusted compliance partner.
•Operational Excellence – We plan to drive margin improvement, harnessing a streamlined and talented workforce, modern technologies, updated and new facilities, and a refreshed fleet.
•Digital Implementation – We will begin to leverage digital, data, and AI capabilities to further deliver commercial and service excellence and efficiencies across our network and shared services, using the foundation of the modern ERP.
•Strategic Capital Allocation – We now have the cash generation and strong balance sheet to allow us to continue to invest in ourselves, consider tuck-in acquisitions in our core businesses, and evaluate the potential for share repurchases, while maintaining a targeted debt leverage ratio between 2.5X-3.0X.
Certain Key Priorities and Other Significant Matters
The following table identifies certain key priorities and other significant matters impacting our business and how they are classified in the Condensed Consolidated Statements of Income:

In millions
	Three Months Ended March 31,
	2024	2023
Pre-tax items:
Included in COR
Operational Optimization	$2.2	$—
Total included in COR	2.2	—
Included in SG&A
ERP and System Modernization	4.4	2.7
Intangible Amortization	27.8	28.2
Operational Optimization	3.4	—
Portfolio Optimization	1.6	0.6
Litigation, Settlements and Regulatory Compliance	12.2	8.2
Total included in SG&A	49.4	39.7
Divestiture losses, net	—	5.0
Total included in Income from operations	$51.6	$44.7

2024 Q1 10-Q Report	Stericycle, Inc. ●	19

ERP and System Modernization
For the periods presented of the ERP and System Modernization, we have recognized the following, reported in Other Costs:

In millions
	Three Months Ended March 31,
	2024	2023
North America
Operating expenditures	$2.7	$2.6
Capital expenditures	1.8	2.9
Total North America	$4.5	$5.5
International
Operating expenditures	$1.7	$0.1
Capital expenditures	—	—
Total International	$1.7	$0.1
Total operating expenditures	$4.4	$2.7
Total capital expenditures	1.8	2.9
Total ERP and System Modernization	$6.2	$5.6
Upon deployment of the ERP in our U.S. RWCS business in the third quarter of 2023, certain costs became incremental information technology ongoing costs for running the new system, including maintenance, licensing, and depreciation expenses. North America continues to invest in certain ERP enhancements. Our international ERP system modernization includes enhancements and upgrades associated with European based RWCS and SID operations. We will continue to incur the current level of costs to maintain the legacy suite of applications also used by our businesses during the system modernization.
Intangible Amortization
See table above of certain key priorities and other significant matters for intangible amortization expenses from acquisitions for the periods presented and how they are classified in the Condensed Consolidated Statements of Income. The decrease in amortization expense is a result of divestitures and certain intangible assets that have reached the end of their useful lives.
Operational Optimization
See table above of certain key priorities and other significant matters for operational optimization for the periods presented, and how they are classified in the Condensed Consolidated Statements of Income.
In February 2024, the Company recognized Operational Optimization severance charges of $5.6 million related to a workforce reduction, split between our North America and International segments, which is expected to provide annual savings of approximately $21.0 million to $24.0 million beginning in the first half of 2024. We had also reduced our overall workforce in our retained businesses through careful hiring and managing attrition which will provide annual savings of approximately $11.0 million to $13.0 million in 2024.
In the fourth quarter of 2023, the Company recognized Operational Optimization charges of $4.1 million primarily related to severance associated with workforce reduction, split between North America and International segments, and closure of an International facility. These workforce reduction actions are expected to provide annual savings of approximately $8.0 million in 2024.
As we continue to consider each Operational Optimization activity, the amount, the timing and recognition of charges will be affected by the occurrence of commitments and triggering events as defined under U.S. GAAP, among other factors. For additional information, see Part I, Item I. Financial Statements; Note 4 — Restructuring and Divestitures in the Condensed Consolidated Financial Statements.
Portfolio Optimization
See table above of certain key priorities and other significant matters for portfolio optimization (including Divestiture losses, net) for the periods presented, and how they are classified in the Condensed Consolidated Statements of Income. Consulting and professional fees are reported in Other Costs, while Divestiture losses, net are included in their respective segment.

2024 Q1 10-Q Report	Stericycle, Inc. ●	20

Acquisition
We regularly evaluate the competitive environment and consider opportunistic acquisitions to strengthen our core businesses. We believe acquisitions, when appropriately valued and constructively integrated, are an efficient way to gain customers, scale treatment operations, and build customer density for transportation. We expect to focus on accretive tuck-in acquisitions. For additional information, see Part I, Item I. Financial Statements; Note 3 — Acquisition in the Condensed Consolidated Financial Statements.
Divestitures
We evaluate our portfolio of services on an ongoing basis with a country-by-country and service line-by-service line approach to assess long-term potential and identify potential business candidates for divestiture. Resulting divestitures may cause us to record significant charges, including those related to goodwill, other intangible assets, long-lived assets, and cumulative translation adjustments. For additional information, see Part I, Item I. Financial Statements; Note 4 — Restructuring and Divestitures in the Condensed Consolidated Financial Statements.
Litigation, Settlements and Regulatory Compliance
We operate in highly regulated industries and must address regulatory inquiries or respond to investigations from time to time. We have also been involved in a variety of civil litigation from time to time. Certain of these matters are detailed in Part I, Item I. Financial Statements; Note 9 — Commitments and Contingencies in the Condensed Consolidated Financial Statements. Our financial results may also include considerations of non-recurring matters including settlements, environmental remediation, and legal related consulting and professional fees.
See table above of certain key priorities and other significant matters for litigation, settlements and regulatory compliance charges. Among other things, the table reflects consulting and professional fees (including FCPA monitoring fees which commenced in 2023), contingent liability provisions and settlements, indirect tax provisions and credits impacting our business for the periods presented, primarily in Other Costs. See Part I, Item I. Financial Statements; Note 9 — Commitments and Contingencies in the Condensed Consolidated Financial Statements for additional details.
Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023:
Revenues (including Segment Revenues)
We analyze revenues by revenue service category and reportable segment which were as follows:

	Three Months Ended March 31,
	In millions				Components of Change (%)(1)
	2024	2023	Change ($)	Change (%)	Organic Growth(2)	Acquisition	Divestitures	Foreign Exchange(3)
Revenue by Service
Regulated Waste and Compliance Services	$447.8	$451.3	$(3.5)	(0.8)%	2.1%	0.2%	(3.5)%	0.5%
Secure Information Destruction Services	217.1	233.0	(15.9)	(6.8)%	(6.3)%	0.1%	(1.1)%	0.3%
Total Revenues	$664.9	$684.3	$(19.4)	(2.8)%	(0.8)%	0.1%	(2.7)%	0.4%
North America
Regulated Waste and Compliance Services	$376.5	$368.7	$7.8	2.1%	1.9%	0.2%	—%	—%
Secure Information Destruction Services	192.7	204.7	(12.0)	(5.9)%	(6.0)%	0.1%	—%	—%
Total North America Segment	$569.2	$573.4	$(4.2)	(0.7)%	(0.9)%	0.2%	—%	—%
International
Regulated Waste and Compliance Services	$71.3	$82.6	$(11.3)	(13.7)%	3.0%	—%	(18.5)%	2.3%
Secure Information Destruction Services	24.4	28.3	(3.9)	(13.8)%	(8.4)%	—%	(8.7)%	2.7%
Total International Segment	$95.7	$110.9	$(15.2)	(13.7)%	(0.2)%	—%	(16.0)%	2.4%
(1)Components of Change % in summation may not crossfoot to the total Change % due to rounding.
(2)Organic growth is change in Revenues which includes SOP pricing and volume and excludes impacts of divestitures, an acquisition, and foreign exchange rates.
(3)The comparisons at constant currency rates (foreign exchange) reflect comparative local currency balances at prior period’s foreign exchange rates. We calculated these percentages by taking current period reported Revenues less the respective prior period reported Revenues, divided by the prior period reported Revenues, all at the respective prior period’s foreign exchange rates. This measure provides information on the change in Revenues assuming that foreign currency exchange rates have not changed between the prior and the current period. Management believes this measure aids in the understanding of changes in Revenues without the impact of foreign currency.

2024 Q1 10-Q Report	Stericycle, Inc. ●	21

Revenues for the first quarter of 2024 were $664.9 million, a decrease of $19.4 million, or 2.8%, compared to $684.3 million for the first quarter of 2023. The decrease was primarily due to divestitures of $17.7 million, which was partially offset by favorable foreign exchange rates of $2.8 million and an acquisition of $0.9 million. Organic revenues in RWCS grew $9.0 million, while SID organic revenues were lower by $14.4 million. The decline in SID was mainly due to lower commodity-indexed revenues of $19.8 million, which was partially offset by higher SID service revenues of $5.4 million, excluding the impact of fuel and environmental surcharges.
North America revenues decreased $4.2 million, or 0.7%, for the three months ended March 31, 2024, to $569.2 million from $573.4 million for the three months ended March 31, 2023. Organic revenues decreased $5.1 million, or 0.9%, mainly a result of decreased SID organic revenues driven by lower SID commodity-indexed revenues due to lower SOP and lower SID fuel and environmental surcharges. We continue to see headwinds in SID service stops with our national customers, driven by both recent competitive losses of mostly low margin stops within existing customers and site closures. This decrease was partially offset by increased RWCS organic revenues, which was mainly driven by our pricing levers.
International revenues decreased $15.2 million, or 13.7%, for the three months ended March 31, 2024, to $95.7 million from $110.9 million for the three months ended March 31, 2023. The decrease was primarily due to the impact of a divestiture of $17.7 million, or 16.0%, and decreased organic SID revenues due to lower SOP rates and volume. These decreases were partially offset by higher organic RWCS revenues due to pricing levers and favorable foreign exchange rates of $2.8 million, or 2.4%.
Gross profit:

$ In millions
	Three Months Ended March 31,
	2024		2023		Change
	$	% Revenues	$	% Revenues	$	%
Gross profit	254.9	38.3%	261.0	38.1%	(6.1)	(2.3)%
For the three months ended March 31, 2024, compared to the 2023 comparable period, the decrease in gross profit was primarily due to lower SID commodity indexed revenues and the corresponding margin flow through impact, partially offset by cost savings and other margin flow through.
SG&A:

$ In millions
	Three Months Ended March 31,
	2024		2023		Change
	$	% Revenues	$	% Revenues	$	%
SG&A	216.0	32.5%	216.0	31.6%	—	—%
For the three months ended March 31, 2024, compared to the 2023 comparable period, we incurred higher SG&A, as a percentage of revenues, associated with certain key priorities and other significant matters discussed above including (i) Operational Optimization and (ii) Litigation, Settlement and Regulatory Compliance matters. Additionally, SG&A was impacted by higher bad debt expense, primarily due to a lower first quarter of 2023 bad debt expense level as a result of improved North America SID collections, partially offset by the impacts of cost savings and lower incentive and stock-based compensation expense.
Divestiture losses, net:

$ In millions
	Three Months Ended March 31,
	2024		2023		Change
	$	% Revenues	$	% Revenues	$	%
Divestiture losses, net	—	—%	5.0	0.7%	(5.0)	(100.0)%
For additional information, see Part I, Item I. Financial Statements; Note 4 — Restructuring and Divestitures in the Condensed Consolidated Financial Statements.

2024 Q1 10-Q Report	Stericycle, Inc. ●	22

Segment Profitability:
Segment profitability and a reconciliation of total segment profitability to Income from operations was as follows:

In millions
	Three Months Ended March 31,
	2024		2023		Change 2024 versus 2023
	$	% Segment Revenues	$	% Segment Revenues	$	%
Adjusted Income from Operations
North America	149.1	26.2%	160.3	28.0%	(11.2)	(7.0)%
International	12.4	13.0%	10.3	9.3%	2.1	20.4%
Other Costs	(71.0)	nm	(85.9)	nm	14.9	17.3%
Total	90.5	13.6%	84.7	12.4%	5.8	6.8%
Reconciliation to Income from operations
Adjusted Income from Operations	90.5		84.7
Adjusting Items Total (1)	(51.6)		(44.7)
Income from operations	38.9		40.0
nm - percentage change not meaningful for comparison
(1)See Part I, Item I. Financial Statements; Note 8 — Segment Reporting in the Condensed Consolidated Financial Statements for more detail.
Adjusted Income from Operations for North America decreased for the three months ended March 31, 2024, compared to the 2023 comparable period, primarily the result of lower SID commodity-indexed revenues driven by lower SOP and lower SID fuel and environmental surcharges and higher bad debt expense, which were partially offset by cost savings and other margin flow through.
Adjusted Income from Operations for International increased for the three months ended March 31, 2024, compared to the 2023 comparable period. This increase was primarily due to favorable RWCS pricing levers, the impact of divestitures, and foreign exchange rates, which were partially offset by lower SID revenues due to lower SOP rates and volume.
Adjusted Loss from Operations for Other Costs decreased for the three months ended March 31, 2024, compared to the 2023 comparable period. This decrease was primarily driven by cost savings, including operational optimization initiatives, and lower incentive and stock-based compensation expense.
Interest expense, net:

$ In millions
	Three Months Ended March 31,
	2024		2023		Change
	$	% Revenues	$	% Revenues	$	%
Interest expense, net	18.4	2.8%	20.4	3.0%	(2.0)	(9.8)%
Interest expense, net decreased for the three months ended March 31, 2024, as compared to the 2023 comparable period, primarily due to the decrease in our net debt, partially offset by higher interest rates.
Other income, net:

$ In millions
	Three Months Ended March 31,
	2024		2023		Change
	$	% Revenues	$	% Revenues	$	%
Other income, net	—	—%	0.2	—%	(0.2)	(100.0)%
Other income, net is primarily comprised of foreign exchange gains (losses).

2024 Q1 10-Q Report	Stericycle, Inc. ●	23

Income tax expense:

$ In millions
	Three Months Ended March 31,
	2024		2023		Change
	$	Effective Rate	$	Effective Rate	$	%
Income tax expense	7.4	36.1%	8.5	42.9%	(1.1)	(12.9)%
For further information, see Part I, Item I. Financial Statements; Note 6 — Income Taxes in the Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
The Company believes that it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its shareholders. Operating cash flows and the Company’s $1.2 billion Credit Facility are the Company’s primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s long-term debt obligations, and capital expenditures necessary to support growth and productivity improvements. As of March 31, 2024, we had approximately $0.4 billion of available capacity in the $1.2 billion Credit Facility.
The Credit Agreement contains, among other covenants, a financial covenant requiring maintenance of a maximum Credit Agreement Defined Debt Leverage Ratio of 4.00 to 1.00 which includes, among other provisions, $50.0 million of cash add-backs to EBITDA with respect to any four fiscal quarter period ending on or before December 31, 2023. As of March 31, 2024, the Company was in compliance with its financial covenants. The Credit Agreement Defined Debt Leverage Ratio was 3.51 to 1.00, which was below the allowed maximum ratio of 4.00 to 1.00 as set forth in the amended Credit Agreement. Expiration of the $50.0 million of such cash add-backs to EBITDA contributed approximately 30 points of increase to the Credit Agreement Defined Debt Leverage ratio as of March 31, 2024 compared to December 31, 2023.
On February 1, 2024, the Company issued a redemption notice to 2019 Senior Notes holders for redemption of all of the $600 million aggregate principal amount of the outstanding 2019 Senior Notes, and on March 14, 2024 completed the redemption with borrowings from the Revolving Credit facility. The refinancing of the 2019 Senior Notes using the Revolving Credit Facility converted the long-term debt from fixed rate to variable rate as of the redemption date. For further details concerning these matters, see Part I, Item I. Financial Statements; Note 5 — Debt in the Condensed Consolidated Financial Statements.
Cash Flow Summary:
The following table shows cash flow information for the Company by activity:

In millions
	Three Months Ended March 31,
	2024	2023
Net cash from operating activities	$(54.5)	$49.5
Net cash from investing activities	(56.8)	(34.5)
Net cash from financing activities	109.3	(11.6)
Effect of exchange rate changes on cash and cash equivalents	(2.3)	0.6
Net change in cash and cash equivalents	$(4.3)	$4.0
Operating Cash Flows: Net cash provided from operating activities decreased $104.0 million in the first three months of 2024, to an outflow of $54.5 million from an inflow of $49.5 million in the three months ended March 31, 2023. The decrease was mainly due to an increase in accounts receivable, net of deferred revenues of $63.1 million due to expected billing and collection delays from the prior U.S. RWCS ERP launch in September 2023; higher annual incentive plan payments of $17.1 million; and other net working capital changes of $23.8 million.
DSO as reported for March 31, 2024 was 85 days or 76 days, net of deferred revenues. During the third quarter of 2023, Stericycle advanced billing for certain RWCS subscription services, which contributed to the higher as reported DSO for March 31, 2024. DSO as reported for March 31, 2023 was 56 days or 55 days, net of deferred revenues. The March 31, 2024 DSO, net of deferred revenues, was higher as compared to the same period in 2023, mainly driven by the timing of U.S. RWCS customer billing and subsequent collections associated with the ERP implementation. Stericycle continues to identify and enhance North America billing and collections processes certain of which are associated with the ERP implementation.

2024 Q1 10-Q Report	Stericycle, Inc. ●	24

Investing Cash Flows: Net cash from investing activities decreased $22.3 million in the first three months of 2024, to an outflow of $56.8 million from $34.5 million in the three months ended March 31, 2023, primarily driven by cash payments for an acquisition of $14.0 million in 2024. Cash paid for capital expenditures increased by $6.7 million to $43.1 million in the first three months of 2024 from $36.4 million in the three months ended March 31, 2023.
Financing Cash Flows: Net cash from financing activities increased $120.9 million in the first three months of 2024, to an inflow of $109.3 million from an outflow of $11.6 million in the three months ended March 31, 2023. Net borrowings on our Credit Facility and Term Loan were $722.9 million in the three months ended March 31, 2024, compared to net borrowings of $3.9 million in the three months ended March 31, 2023. The Company redeemed all of the $600 million aggregate principal amount of the outstanding 2019 Senior Notes on March 14, 2024 with Revolving Credit facility borrowings.
Critical Accounting Policies and Estimates
As discussed in our 2023 Form 10-K, the preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. There were no material changes from the information provided therein.

2024 Q1 10-Q Report	Stericycle, Inc. ●	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices, including SOP, diesel fuel, utilities and foreign currency rates. We do not specifically hedge our exposure to these risks.
We are subject to market risks arising from changes in interest rates which relate primarily to our financing activities. We performed a sensitivity analysis to determine how market rate changes might affect the fair value of our market risk-sensitive debt instruments (variable rate debt), which in aggregate as of March 31, 2024 were 62.4% of total aggregate debt. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate debt would be approximately $8.8 million on a pre-tax basis.
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
There were no other material changes from the information provided in our 2023 Form 10-K.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of March 31, 2024, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2024, there were no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

2024 Q1 10-Q Report	Stericycle, Inc. ●	26

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

Further information pertaining to legal proceedings can be found in Part I, Item I. Financial Statements; Note 9 — Commitments and Contingencies in the Condensed Consolidated Financial Statements and is incorporated herein by reference.
Item 1A. Risk Factors

In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the 2023 Form 10-K and subsequent Quarterly Reports on Form 10-Q and the factors identified under “Safe Harbor Statement” at the beginning of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the 2023 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to the risk factors included in the 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended March 31, 2024.
Item 5. Other Information

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

2024 Q1 10-Q Report	Stericycle, Inc. ●	27

Item 6. Exhibits

The following exhibits are filed or furnished as part of this report:
Exhibit Index

Exhibit Index	Description
3.1	Amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1/A declared effective on August 22, 1996)
3.2	First certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed November 29, 1999)
3.3	Second certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-K for 2002)
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

3.10	Amended and restated bylaws (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed December 15, 2022)
10.1	Stericycle, Inc. Annual Incentive Plan, as amended, effective January 1, 2024 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed November 2, 2023)
10.2	Stericycle, Inc. Outside Directors Compensation Policy, as amended, effective September 13, 2023
10.3	Stericycle, Inc. Executive Severance and Change in Control Plan, as amended and restated effective April 23, 2024
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Equity; (vi) Notes to Condensed Consolidated Financial Statements, and (vii) the information under Part II, Item 5, “Other Information”

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

2024 Q1 10-Q Report	Stericycle, Inc. ●	28

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: April 25, 2024

STERICYCLE, INC.
(Registrant)
By: /s/ JANET H. ZELENKA
Janet H. Zelenka
Executive Vice President, Chief Financial Officer & Chief Information Officer

2024 Q1 10-Q Report	Stericycle, Inc. ●	29