Form 10-Q
period 2024-06-30
STERICYCLE INC
filed 2024-07-25
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
[Mark One]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On July 22, 2024, there were 92,836,450 shares of the Registrant’s Common Stock outstanding.

2024 Q2 10-Q Report	Stericycle, Inc. ●	3

Glossary of Defined Terms
Unless the context requires otherwise, the “Company”, “Stericycle”, “we”, “us”, or “our” refers to Stericycle, Inc. on a consolidated basis. The Company also uses several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined below:

Abbreviation	Description
2023 Form 10-K	Annual report on Form 10-K for the year ended December 31, 2023
Adjusted Income from Operations	Income from Operations adjusted for certain items discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ASU	Accounting Standards Update
AI	Artificial intelligence
Credit Agreement	Credit Agreement dated September 30, 2021, First Amendment dated April 26, 2022, and Second Amendment dated June 15, 2023, among the Company and certain subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swing line lender, a lender and a letter of credit issuer and the other lenders party thereto, as amended
Credit Agreement Defined Debt Leverage Ratio	As of any date of determination, the ratio of (a) (i) Consolidated Funded Indebtedness as of such date minus (ii) Unrestricted Cash as of such date to (b) Consolidated EBITDA (each as defined in the Credit Agreement) for the period of four fiscal quarters most recently ended on or prior to such date
Credit Facility	The Company's $1.2 billion credit facility due in September of 2026 granted under the terms of the Credit Agreement
DEA	U.S. Drug Enforcement Administration. The DEA is a division of the DOJ. It is the federal agency which regulates the manufacture, dispensing, storage, and shipment of controlled substances including medications with human abuse potential
DOJ	U.S. Department of Justice
Domestic Environmental Solutions	Hazardous Waste Solutions and Manufacturing and Industrial Services (Divested April 2020)
DSO	Days Sales Outstanding as reported, defined as the average number of days that it takes a company to collect payment after revenue has been recorded, computed as the trailing twelve months of Revenues for the period ended, divided by the Accounts Receivable balance at the end of the period. Days Sales Outstanding, net of Deferred Revenues is similarly computed except Accounts Receivable balance is netted with Deferred Revenues.
DTSC	U.S. Department of Toxic Substances Control
EBITDA	Earnings Before Interest, Taxes, Depreciation & Amortization. Another common financial term utilized by Stericycle to analyze the core profitability of the business before interest, tax, depreciation and amortization
Enviri	Enviri Corporation, a Delaware corporation, formerly known as Harsco Corporation
ERP	Enterprise Resource Planning
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
International	Operating segment including Belgium, France, Germany, Ireland, Luxembourg, Portugal, Spain, and U.K. The following countries were divested in 2023: Australia, Brazil, Republic of Korea, Romania, Singapore, and the United Arab Emirates
IRS	U.S. Internal Revenue Service
LIBOR	London Interbank Offered Rate - benchmark interest rate that was replaced by SOFR
Merger	The merger of Merger Sub (a wholly owned subsidiary of WM), with and into Stericycle, as contemplated by and subject to the terms and conditions of the Merger Agreement
Merger Agreement	Agreement and Plan of Merger, dated June 3, 2024, among WM, Merger Sub, and Stericycle
Merger Sub	Stag Merger Sub Inc., a wholly owned subsidiary of WM
Net Debt	As defined in the Credit Agreement, adding back unamortized debt issuance costs, less cash and cash equivalents
North America	Operating segment including U.S., Canada and Puerto Rico
NOV	Notice of Violation
Other Costs	Represents corporate enabling and shared services costs, annual incentive and stock-based compensation
PSU	Performance-based Restricted Stock Unit
Purchase Agreement	Stock Purchase Agreement, dated as of February 6, 2020, by and between Stericycle, Inc., and the Harsco Corporation (now known as Enviri) and CEI Holding LLC, a Delaware limited liability company and subsidiary of Harsco Corporation (now known as Enviri)
RSU	Restricted Stock Unit
RWCS	Regulated Waste and Compliance Services, a business unit that provides regulated medical waste services
SEC	U.S. Securities and Exchange Commission
Senior Notes	5.375% ($600.0 million) Senior Notes due July 2024 and 3.875% ($500.0 million) Senior Notes due January 2029. The July 2024 Senior Notes were redeemed in March 2024.
SG&A	Selling, general and administrative expenses
SID	Secure Information Destruction Services, a business unit that provides confidential customer material shredding services and recycling of shredded paper
SOFR	Secured Overnight Financing Rate - benchmark interest rate that replaced LIBOR
SOP	Sorted Office Paper
Term Facility	Aggregate amount of commitments made by any lender under the terms of the Credit Agreement
Term Loans	Advances made by any lender under the Term Facility
U.S.	United States of America
U.S. GAAP	U.S. Generally Accepted Accounting Principles
WM	Waste Management, Inc.

2024 Q2 10-Q Report	Stericycle, Inc. ●	4

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

In millions, except per share data
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$661.6	$669.5	$1,326.5	$1,353.8
Cost of revenues	403.6	418.4	813.6	841.7
Gross profit	258.0	251.1	512.9	512.1
Selling, general and administrative expenses	227.5	220.9	443.5	436.9
Divestiture losses, net (Note 4)	—	54.2	—	59.2
Income (loss) from operations	30.5	(24.0)	69.4	16.0
Interest expense, net	(20.5)	(19.1)	(38.9)	(39.5)
Other expense, net	(0.1)	(0.6)	(0.1)	(0.4)
Income (loss) before income taxes	9.9	(43.7)	30.4	(23.9)
Income tax expense	(3.9)	(5.8)	(11.3)	(14.3)
Net income (loss)	6.0	(49.5)	19.1	(38.2)
Net income attributable to noncontrolling interests	—	—	—	(0.1)
Net income (loss) attributable to Stericycle, Inc. common shareholders	$6.0	$(49.5)	$19.1	$(38.3)

Income (loss) per common share attributable to Stericycle, Inc. common shareholders:
Basic	$0.06	$(0.54)	$0.21	$(0.41)
Diluted	$0.06	$(0.54)	$0.21	$(0.41)
Weighted average number of common shares outstanding:
Basic	92.7	92.5	92.6	92.3
Diluted	93.0	92.5	93.1	92.3
See accompanying Notes to Condensed Consolidated Financial Statements.

2024 Q2 10-Q Report	Stericycle, Inc. ●	5

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$6.0	$(49.5)	$19.1	$(38.2)

Other comprehensive (loss) income:
Currency translation adjustments	(1.6)	6.1	(13.1)	14.0
Cumulative currency translation loss realized from divestitures (Note 4)	—	69.6	—	69.6
Total other comprehensive (loss) income	(1.6)	75.7	(13.1)	83.6

Comprehensive income	4.4	26.2	6.0	45.4
Less: comprehensive (loss) attributable to noncontrolling interests	—	—	—	(2.2)
Comprehensive income attributable to Stericycle, Inc. common shareholders	$4.4	$26.2	$6.0	$47.6
See accompanying Notes to Condensed Consolidated Financial Statements.

2024 Q2 10-Q Report	Stericycle, Inc. ●	6

STERICYCLE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except per share data
	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$34.9	$35.3
Accounts receivable, less allowance for doubtful accounts of $55.4 in 2024 and $44.7 in 2023	657.1	553.9
Prepaid expenses	28.0	31.6
Other current assets	51.1	50.7
Total Current Assets	771.1	671.5
Property, plant and equipment, less accumulated depreciation of $683.5 in 2024 and $675.4 in 2023	732.0	708.3
Operating lease right-of-use assets	515.8	464.3
Goodwill	2,757.1	2,755.6
Intangible assets, less accumulated amortization of $975.7 in 2024 and $925.8 in 2023	633.1	686.5
Other assets	67.7	66.4
Total Assets	$5,476.8	$5,352.6
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$16.9	$19.6
Bank overdrafts	0.6	1.0
Accounts payable	200.2	212.1
Accrued liabilities	221.5	259.5
Operating lease liabilities	111.0	105.4
Deferred revenues	79.7	72.6
Other current liabilities	51.2	47.8
Total Current Liabilities	681.1	718.0
Long-term debt, net	1,392.3	1,277.8
Long-term operating lease liabilities	424.7	378.9
Deferred income taxes	412.7	420.5
Other liabilities	33.5	34.5
Total Liabilities	2,944.3	2,829.7

Commitments and contingencies (Note 9)

EQUITY
Common stock (par value $0.01 per share, 120.0 shares authorized, 92.8 and 92.6 issued and outstanding in 2024 and 2023, respectively)	0.9	0.9
Additional paid-in capital	1,320.3	1,316.7
Retained earnings	1,408.5	1,389.4
Accumulated other comprehensive loss	(197.6)	(184.5)
Total Stericycle, Inc.’s Equity	2,532.1	2,522.5
Noncontrolling interests	0.4	0.4
Total Equity	2,532.5	2,522.9
Total Liabilities and Equity	$5,476.8	$5,352.6
See accompanying Notes to Condensed Consolidated Financial Statements.

2024 Q2 10-Q Report	Stericycle, Inc. ●	7

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In millions
	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES:
Net income (loss)	$19.1	$(38.2)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	51.1	52.6
Intangible amortization	55.5	56.3
Stock-based compensation expense	7.6	17.8
Deferred income taxes	(6.9)	4.9
Divestiture losses, net	—	59.2
Asset impairments, loss (gain) on disposal of property plant and equipment and other charges	0.9	3.1
Other, net	1.4	1.2
Changes in operating assets and liabilities:
Accounts receivable	(105.4)	(1.3)
Prepaid expenses	3.5	(1.6)
Accounts payable	(9.4)	(1.5)
Accrued liabilities	(33.5)	8.4
Deferred revenues	7.1	0.3
Other assets and liabilities	(1.5)	(6.3)
Net cash from operating activities	(10.5)	154.9
INVESTING ACTIVITIES:
Capital expenditures	(79.4)	(63.7)
(Payments) proceeds from (acquisition) divestiture of businesses, net	(13.7)	88.9
Other, net	0.8	1.2
Net cash from investing activities	(92.3)	26.4
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(6.4)	(10.0)
Proceeds from foreign bank debt	—	0.1
Repayments of foreign bank debt	—	(0.3)
Repayments of term loan	(600.0)	(50.0)
Proceeds from credit facility	1,248.4	601.0
Repayments of credit facility	(531.0)	(737.7)
Repayments of bank overdrafts, net	(0.4)	(2.9)
Payments of finance lease obligations	(1.3)	(1.4)
Proceeds from issuance of common stock, net of (payments of) taxes from withheld shares	(6.4)	(5.2)
Payments to noncontrolling interest	—	(1.5)
Net cash from financing activities	102.9	(207.9)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	1.3
Net change in cash and cash equivalents	(0.4)	(25.3)
Cash and cash equivalents at beginning of period	35.3	56.0
Cash and cash equivalents at end of period	$34.9	$30.7

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$51.4	$38.0
Income taxes paid, net	$27.7	$13.7
Capital expenditures in Accounts payable	$21.7	$21.9
See accompanying Notes to Condensed Consolidated Financial Statements.

2024 Q2 10-Q Report	Stericycle, Inc. ●	8

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of April 1, 2024	92.8	$0.9	$1,315.3	$1,402.5	$(196.0)	$0.4	$2,523.1
Net income	—	—	—	6.0	—	—	6.0
Currency translation adjustments	—	—	—	—	(1.6)	—	(1.6)
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	5.0	—	—	—	5.0
Balance as of June 30, 2024	92.8	$0.9	$1,320.3	$1,408.5	$(197.6)	$0.4	$2,532.5

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of April 1, 2023	92.4	$0.9	$1,289.2	$1,422.0	$(266.7)	$0.6	$2,446.0
Net loss	—	—	—	(49.5)	—	—	(49.5)
Currency translation adjustments	—	—	—	—	6.1	—	6.1
Cumulative currency translation loss realized from divestitures	—	—	—	—	69.6	—	69.6
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.1	—	(0.3)	—	—	—	(0.3)
Stock-based compensation expense	—	—	10.9	—	—	—	10.9
Balance as of June 30, 2023	92.5	$0.9	$1,299.8	$1,372.5	$(191.0)	$0.6	$2,482.8
See accompanying Notes to Condensed Consolidated Financial Statements.

2024 Q2 10-Q Report	Stericycle, Inc. ●	9

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2023	92.6	$0.9	$1,316.7	$1,389.4	$(184.5)	$0.4	$2,522.9
Net income	—	—	—	19.1	—	—	19.1
Currency translation adjustments	—	—	—	—	(13.1)	—	(13.1)
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.2	—	(4.0)	—	—	—	(4.0)
Stock-based compensation expense	—	—	7.6	—	—	—	7.6
Balance as of June 30, 2024	92.8	$0.9	$1,320.3	$1,408.5	$(197.6)	$0.4	$2,532.5

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2022	92.2	$0.9	$1,285.4	$1,410.8	$(276.9)	$4.3	$2,424.5
Net (loss) income	—	—	—	(38.3)	—	0.1	(38.2)
Currency translation adjustments	—	—	—	—	16.3	(2.3)	14.0
Cumulative currency translation loss realized from divestitures (Note 4)	—	—	—	—	69.6	—	69.6
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.3	—	(3.4)	—	—	—	(3.4)
Stock-based compensation expense	—	—	17.8	—	—	—	17.8
Changes in noncontrolling interest	—	—	—	—	—	(1.5)	(1.5)
Balance as of June 30, 2023	92.5	$0.9	$1,299.8	$1,372.5	$(191.0)	$0.6	$2,482.8
See accompanying Notes to Condensed Consolidated Financial Statements.

2024 Q2 10-Q Report	Stericycle, Inc. ●	10

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
The accompanying unaudited condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023, have been prepared pursuant to the rules and regulations of the SEC for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements prepared in conformity with U.S. GAAP. In the opinion of management, however, all adjustments, consisting of normal recurring adjustments necessary to present fairly the results of operations, financial position and cash flows have been made. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2023 Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year or any other period.
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

2024 Q2 10-Q Report	Stericycle, Inc. ●	11

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
Disaggregation of Revenue
The following table presents revenues disaggregated by service and reportable segments:

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue by Service
Regulated Waste and Compliance Services	$442.5	$444.7	$890.3	$896.0
Secure Information Destruction Services	219.1	224.8	436.2	457.8
Total Revenues	$661.6	$669.5	$1,326.5	$1,353.8
North America
Regulated Waste and Compliance Services	$372.1	$366.4	$748.6	$735.1
Secure Information Destruction Services	195.5	198.8	388.2	403.5
Total North America Segment	$567.6	$565.2	$1,136.8	$1,138.6
International
Regulated Waste and Compliance Services	$70.4	$78.3	$141.7	$160.9
Secure Information Destruction Services	23.6	26.0	48.0	54.3
Total International Segment	$94.0	$104.3	$189.7	$215.2
Deferred Revenues
Deferred revenues are recognized when cash payments are received or when the Company bills for services in advance of performance. Deferred revenues as of June 30, 2024 and December 31, 2023, were $79.7 million and $72.6 million, respectively. Beginning in the third quarter of 2023, the Company advanced billings for certain Regulated Waste and Compliance services. Deferred revenues are classified within current liabilities since the revenues are earned within 12 months and there are no significant financing components.
Contract Acquisition Costs
The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are deferred and amortized to SG&A over a weighted average estimated period of benefit of 6.5 years.
During the three months ended June 30, 2024 and 2023, the Company amortized $4.4 million and $4.1 million, respectively, of deferred sales incentives to SG&A. During the six months ended June 30, 2024 and 2023, the Company amortized $8.8 million and $8.1 million, respectively, of deferred sales incentives to SG&A.
Total contract acquisition costs, net of accumulated amortization, were classified as follows:

In millions
	June 30, 2024	December 31, 2023
Other current assets	$16.6	$16.1
Other assets	46.5	46.1
Total contract acquisition costs	$63.1	$62.2
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

2024 Q2 10-Q Report	Stericycle, Inc. ●	12

The changes in allowance for doubtful accounts were reported as follows:

In millions
	Six Months Ended June 30,
	2024	2023
Beginning Balance	$44.7	$53.3
Bad debt expense, net of recoveries	15.9	4.5
Write-offs	(4.1)	(6.3)
Other changes (1)	(1.1)	(7.4)
Ending Balance	$55.4	$44.1
(1)Amounts consist primarily of 2023 divestitures of $6.4 million (principally Brazil) and currency translation adjustments.
NOTE 3 — ACQUISITION

The Company acquired a southeastern U.S. based regulated waste business in North America on January 31, 2024, which is considered to be complementary to existing operations and aligns with the Company’s strategic capital allocation strategy. There were no acquisitions in 2023.
The purchase price consideration was $15.8 million and the final acquisition date fair value of the total consideration transferred included $14.0 million in cash and $1.8 million in promissory notes. The purchase price allocation was finalized in the second quarter of 2024. The purchase price consideration was allocated to the assets and liabilities based on the fair value as of the acquisition date, with the excess of the purchase price consideration over the net assets acquired of $8.2 million recorded as goodwill based on the strategic benefits to be achieved and is deductible for tax purposes. The Company used a third party specialist to determine the fair value of the tangible and intangible assets, which primarily consisted of customer relationships of $6.1 million. The Company did not record any adjustments to the final fair value measurement.
NOTE 4 — RESTRUCTURING AND DIVESTITURES

Restructuring – Operational Optimization:
In February 2024, the Company recognized Operational Optimization severance charges of approximately $5.4 million related to a workforce reduction, within our North America and International segments.
Divestiture
On June 1, 2023, the Company exited its operations in the Republic of Korea for cash proceeds of approximately $109.3 million. The transaction resulted in a second quarter of 2023 divestiture pre-tax gain of $50.8 million, of which $2.7 million of gain related to the reclassification of non-cash accumulated currency translation adjustments to earnings.
On May 24, 2023, the Company exited its operations in Australia and Singapore for cash proceeds of approximately $2.9 million. The transaction resulted in a second quarter of 2023 divestiture pre-tax loss of $7.3 million, of which $2.2 million of loss related to the reclassification of non-cash accumulated currency translation adjustments to earnings.
On April 20, 2023, the Company exited its operations in Brazil for cash consideration paid to the acquirer of approximately $28.0 million. The transaction resulted in a second quarter of 2023 divestiture pre-tax loss of $96.2 million, of which $70.1 million of loss related to the reclassification of non-cash accumulated currency translation adjustments to earnings.
On January 19, 2023, the Company exited its International container manufacturing operations for cash proceeds of approximately $2.2 million. The transaction resulted in a first quarter of 2023 divestiture pre-tax loss of $5.0 million.
On July 25, 2023 and August 10, 2023, the Company exited its dental recycling business in the Netherlands and its SID joint venture in the UAE, respectively, for nominal consideration which resulted in second quarter 2023 pre-tax charges of $1.5 million.
Asset Impairments
On June 30, 2023, the Company recognized an impairment in COR of $3.4 million in International associated with certain long-lived assets, primarily property, plant and equipment, in Romania.

2024 Q2 10-Q Report	Stericycle, Inc. ●	13

NOTE 5 — DEBT

The Company’s long-term debt consisted of the following:

In millions
	June 30, 2024	December 31, 2023
$1.2 billion Credit Facility, due in 2026	$748.1	$31.0
$125 million Term Loan, due in 2026	125.0	125.0
$600 million Senior Notes, due in 2024 (redeemed in March 2024)	—	600.0
$500 million Senior Notes, due in 2029	500.0	500.0
Promissory notes and deferred consideration weighted average maturity of 2.2 years at 2024 and 2.6 years at 2023	28.1	32.9
Obligations under finance leases	14.1	16.3
Total debt	1,415.3	1,305.2
Less: current portion of total debt	16.9	19.6
Less: unamortized debt issuance costs	6.1	7.8
Long-term portion of total debt	$1,392.3	$1,277.8
The estimated fair value of our debt approximated $1.4 billion and $1.3 billion as of June 30, 2024 and December 31, 2023, respectively. These fair value amounts were estimated using an income approach by applying market interest rates for comparable instruments and developed based on inputs classified as Level 2 in accordance with the fair value measurements accounting guidance.
The weighted average interest rates on long-term debt, excluding finance leases, were as follows:

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
$1.2 billion Credit Facility, due in 2026 (variable rate)	7.02%	6.85%
$125 million Term Loan, due in 2026 (variable rate)	6.74%	6.66%
$600 million Senior Notes, due in 2024 (fixed rate) (redeemed in March 2024)	—%	5.38%
$500 million Senior Notes, due in 2029 (fixed rate)	3.88%	3.88%
Promissory notes and deferred consideration (fixed rate)	3.46%	3.54%
The Credit Agreement contains, among other covenants, a financial covenant requiring maintenance of a maximum Credit Agreement Defined Debt Leverage Ratio of 4.00 to 1.00 which includes, among other provisions, $50.0 million of cash add-backs to EBITDA with respect to any four fiscal quarter period ending on or before December 31, 2023. As of June 30, 2024, the Company was in compliance with its financial covenants. The Credit Agreement Defined Debt Leverage Ratio was 3.49 to 1.00, which was below the allowed maximum ratio of 4.00 to 1.00 as set forth in the amended Credit Agreement. Expiration of the $50.0 million of cash add-backs to EBITDA contributed approximately 30 points of increase to the Credit Agreement Defined Debt Leverage Ratio as of June 30, 2024 compared to December 31, 2023.
On February 1, 2024, the Company issued a redemption notice to 2019 Senior Notes holders for redemption of all of the $600 million aggregate principal amount of the outstanding 2019 Senior Notes, and on March 14, 2024 completed the redemption with borrowings from the Credit Facility. The refinancing of the 2019 Senior Notes using the Credit Facility converted the long-term debt from fixed rate to variable rate as of the redemption date.
Amounts committed to outstanding letters of credit and the unused portion of the Company's Credit Facility were as follows:

In millions
	June 30, 2024	December 31, 2023
Outstanding letters of credit under Credit Facility	$59.7	$59.0
Unused portion of the Credit Facility	392.2	1,110.0

2024 Q2 10-Q Report	Stericycle, Inc. ●	14

NOTE 6 — INCOME TAXES

The Company reported income tax expense of $3.9 million and $5.8 million for the three months ended June 30, 2024 and 2023, respectively. The effective tax rates for the three months ended June 30, 2024 and 2023 were 39.4% and (13.3)%, respectively. The effective tax rate for the three months ended June 30, 2024 reflects (i) equity-based compensation awards expiring or vesting without a tax benefit and (ii) losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances. The effective tax rate for the three months ended June 30, 2023 reflects (i) impact from net non-deductible losses from divestitures, (ii) losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances, and (iii) equity-based compensation awards expiring without a tax benefit.
The Company reported income tax expense of $11.3 million and $14.3 million for the six months ended June 30, 2024 and 2023, respectively. The effective tax rates for the six months ended June 30, 2024 and 2023 were 37.2% and (59.8)%, respectively. The effective tax rate for the six months ended June 30, 2024 reflects equity-based compensation awards expiring or vesting without a tax benefit. The effective tax rate for the six months ended June 30, 2023 reflects (i) impact from net non-deductible losses from divestitures, (ii) losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances, and (iii) equity-based compensation awards expiring without a tax benefit.
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
The following table shows the effect of stock-based awards on the weighted average number of shares outstanding used in calculating diluted earnings (loss) per share:

In millions of shares
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average common shares outstanding - basic	92.7	92.5	92.6	92.3
Incremental shares outstanding related to stock-based awards	0.3	—	0.5	—
Weighted average common shares outstanding - diluted	93.0	92.5	93.1	92.3
Anti-dilutive stock-based awards excluded from the computation of diluted earnings (loss) per share using the treasury stock method include the following:

In thousands of shares
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Option awards	—	770	—	816
RSU awards	58	148	37	2
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

2024 Q2 10-Q Report	Stericycle, Inc. ●	15

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
The following tables show financial information for the Company's reportable segments (see Note 2 – Revenues from Contracts with Customers for segment revenues):

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Adjusted Income from Operations
North America	$148.6	$156.5	$297.7	$316.8
International	9.8	8.4	22.2	18.7
Other Costs	(76.9)	(88.9)	(147.9)	(174.8)
Total Adjusted Income from Operations	$81.5	$76.0	$172.0	$160.7
The following table reconciles the Company's primary measure of segment profitability, Adjusted Income from Operations, to Income (loss) from operations:

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total Reportable Segment Adjusted Income from Operations	$81.5	$76.0	$172.0	$160.7
Adjusting Items:
ERP and System Modernization	(4.2)	(5.4)	(8.6)	(8.1)
Intangible Amortization	(27.7)	(28.1)	(55.5)	(56.3)
Operational Optimization	0.2	—	(5.4)	—
Portfolio Optimization	(0.2)	(54.2)	(1.8)	(59.8)
Litigation, Settlements and Regulatory Compliance	(10.9)	(8.9)	(23.1)	(17.1)
Asset Impairments	—	(3.4)	—	(3.4)
WM Transaction-Related Charges	(8.2)	—	(8.2)	—
Income (loss) from operations	$30.5	$(24.0)	$69.4	$16.0
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

2024 Q2 10-Q Report	Stericycle, Inc. ●	16

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
Rancho Cordova, California, NOVs. On June 25 and 26, 2018, the California DTSC conducted a Compliance Enforcement Inspection of the Company’s former Domestic Environmental Solutions facility in Rancho Cordova, California. On February 14, 2020, the DTSC filed an action in the Superior Court for the State of California, Sacramento County Division, alleging violations of California’s Hazardous Waste Control Law and the facility’s hazardous waste permit arising from the inspection. The Company completed a settlement with the DTSC, with respect to these claims and any potential claims stemming from the search warrant executed in conjunction with the DEA inspection of the Rancho Cordova facility described below. The Company has made an accrual in respect of the settlement consistent with its accrual policies described above, and made the settlement payment during July 2024, the amount of which payment is not material.
Rancho Cordova, California, Permit Revocation. Separately, on August 15, 2019, the Company received from the DTSC a written Intent to Deny Hazardous Waste Facility Permit Application for the Rancho Cordova facility. Following legal challenges, that the DTSC action became final as of April 8, 2022, triggering an obligation to execute the closure plan set forth in the facility's permit. Consistent with its accrual policies described previously, the Company has made an accrual in the amount of its estimate of closure costs reasonably likely to be incurred and indemnified to Enviri under the Purchase Agreement, which is not material.

2024 Q2 10-Q Report	Stericycle, Inc. ●	17

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
NOTE 10 — PROPOSED PLAN OF MERGER

On June 3, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Waste Management, Inc., a Delaware corporation (“Parent”) and Stag Merger Sub Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, among other things, at the Effective Time (as defined in the Merger Agreement) and subject to the terms and conditions set forth therein, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger (the “Surviving Corporation”) as an indirect wholly-owned subsidiary of Parent.
At the Effective Time, each share of the Company's common stock, par value $0.01 (“Stericycle common stock”), issued and outstanding immediately prior to the Effective Time (other than (i) shares held directly by the Company (including shares held in treasury stock), Parent or Merger Sub or any subsidiary of the Company or Parent (collectively, “Excluded Shares”) and (ii) Dissenting Shares (as defined in the Merger Agreement)), will be converted into the right to receive $62.00 in cash, without interest and less applicable withholding taxes (the “Merger Consideration”).
The closing of the Merger (the “Closing”) is subject to various conditions, including (i) approval of the proposal to adopt the Merger Agreement by the vote of holders of a majority of the voting power represented by outstanding shares of Stericycle common stock (the “stockholder approval”); (ii) the consummation of the Merger not being restrained, enjoined or prohibited by any order (whether temporary, preliminary or permanent) of any governmental entity of competent jurisdiction and no applicable law enacted to prohibit or make illegal the consummation of the Merger, in each case, other than an immaterial order or law; (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations thereunder (the “HSR Act”), and all waivers, consents, clearances, approvals and authorizations under other applicable competition and foreign investment laws having been obtained (or the expiration or termination of any applicable waiting periods thereunder); and (iv) the accuracy of the representations and warranties of the Company, on the one hand, and of Parent and Merger Sub, on the other hand, contained in the Merger Agreement, subject in some instances to materiality or “material adverse effect” qualifiers, as of the date of the Merger Agreement and as of the Closing, and the performance or compliance in all material respects by the Company, on the one hand, and Parent and Merger Sub, on the other hand, of or with their respective covenants and agreements required to be

2024 Q2 10-Q Report	Stericycle, Inc. ●	18

performed or complied with by them under the Merger Agreement on or before the Closing Date. In addition, the obligation of Parent and Merger Sub to consummate the Merger is subject to the absence, since the date of the Merger Agreement, of a Company Material Adverse Effect that is continuing (as defined in the Merger Agreement). The Closing is not subject to a financing condition. Under the terms of the Merger Agreement, consummation of the Merger will occur as soon as possible, but in any event no later than three business days after the satisfaction or waiver of all of the applicable conditions to the Closing. The board of directors of the Company (the “Board”) has unanimously approved the Merger and the Merger Agreement. Until the Closing, the Company will continue to operate as an independent, public company.
The Company expects to incur certain significant costs relating to the Merger, such as legal, accounting, financial advisory, printing and other professional services fees, as well as other customary payments. During the three and six months ended, June 30, 2024, in connection with the Merger, Stericycle incurred approximately $8.2 million of transaction-related expenses, reported in SG&A. In the event that the Merger is terminated, the Company may also be required under the Merger Agreement under certain circumstances to pay a termination fee to Parent of $175.0 million, or may be entitled to receive a termination fee of $262.5 million from Parent.

2024 Q2 10-Q Report	Stericycle, Inc. ●	19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement
This document may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act and as defined in the Private Securities Litigation Reform Act of 1995. When we use words such as “believes”, “expects”, “anticipates”, “estimates”, “may”, “plan”, “will”, “goal”, or similar expressions, we are making forward-looking statements. Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of our management about future events and are therefore subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. Factors that could cause such differences include, among others, the inability to consummate the Merger within the anticipated time period, or at all, due to any reason, including the failure to obtain stockholder approval to adopt the Merger Agreement, the failure to obtain required regulatory approvals for the Merger or the failure to satisfy the other conditions to the consummation of the Merger, the risk that the Merger Agreement may be terminated in circumstances requiring us to pay a termination fee, the effect of the announcement of the Merger on our ability to retain and hire key personnel and maintain relationships with our customers, suppliers and others with whom we do business, the effect of the announcement of the Merger on our operating results and business generally, the significant costs, fees and expenses related to the Merger, the risk that our stock price may decline significantly if the Merger is not consummated, decreases in the volume of regulated wastes or personal and confidential information collected from customers, disruptions resulting from deployment of systems, disruptions in our supply chain, disruptions in or attacks on data information technology systems, labor shortages, a recession or economic disruption in the U.S. and other countries, changing market conditions in the healthcare industry, competition and demand for services in the regulated waste and secure information destruction industries, SOP pricing volatility or pricing volatility in other commodities, changes in the volume of paper processed by our secure information destruction business and the revenue generated from the sale of SOP, inflationary cost pressure in labor, supply chain, energy, and other expenses, foreign exchange rate volatility in the jurisdictions in which we operate, changes in governmental regulation of the collection, transportation, treatment and disposal of regulated waste or the proper handling and protection of personal and confidential information, the level of government enforcement of regulations governing regulated waste collection and treatment or the proper handling and protection of personal and confidential information, the outcome of pending, future or settled litigation or investigations, self-insurance claims and settlements, including the nature, cost and outcome of any litigation and other legal proceedings related to the Merger, charges related to portfolio optimization or the failure of acquisitions or divestitures to achieve the desired results, the obligations to service substantial indebtedness and comply with the covenants and restrictions contained in our credit agreements and Senior Notes, rising interest rates or a downgrade in our credit rating resulting in an increase in interest expense, political, economic, war, and other risks related to our foreign operations, pandemics and the resulting impact on the results of operations, long-term remote work arrangements which may adversely affect our business, closures of our facilities or the facilities of our customers and suppliers, weather and environmental changes related to climate change, requirements of customers and investors for net carbon zero emissions strategies, and the introduction of regulations for greenhouse gases, which could negatively affect our costs to operate, failure to maintain an effective system of internal control over financial reporting, as well as other factors described in our filings with the SEC, including our 2023 Form 10-K and subsequent Quarterly Reports on Form 10-Q. As a result, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends. We disclaim any obligation to update or revise any forward-looking or other statements contained herein other than in accordance with legal and regulatory obligations.

2024 Q2 10-Q Report	Stericycle, Inc. ●	20

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
Key business highlights include:
•Entered into a Merger Agreement with WM on June 3, 2024 for $7.2 billion or $62.00 per share of common stock outstanding.
•Improved diluted earnings per share by $0.60 compared to the second quarter of 2023.
•Our McCarran, Nevada, incinerator project remains on-track with testing commencing in July 2024, and we expect to begin processing waste by the end of 2024.
Other Developments
We continue to experience revenue challenges among certain national account customers, including changes in frequency and type of service and site consolidations in North America.
SID recycled paper revenues remain lower in the first half of 2024 compared to the first half of 2023 mainly due to the impact of lower SOP pricing. Recycled paper tonnage for the first half of 2024 was approximately 215,000 tons compared to the first half of 2023 of approximately 245,000 tons. Divested businesses contributed approximately 9,000 tons of paper through their respective divestiture dates in the first half of 2023. The decline in recycled paper volume, excluding divestitures, was approximately 21,000 tons or 9%. Recycled paper revenues account for less than 8% of total SID revenues for the first half of 2024.
Proposed Plan of Merger
For additional information, see Part I, Item I. Financial Statements; Note 10 — Proposed Plan of Merger in the Condensed Consolidated Financial Statements. Management spent significant time and attention in the second quarter of 2024 attending to WM transaction-related matters and expects to continue to devote significant time to such matters in the third quarter of 2024.
Key Business Priorities
In 2024, we pivoted to our next generation of key business priorities to drive margin expansion and deliver value:
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
•Strategic Capital Allocation – We continue to invest in our core businesses while targeting a debt leverage ratio between 2.5X-3.0X.

2024 Q2 10-Q Report	Stericycle, Inc. ●	21

Certain Key Priorities and Other Significant Matters
The following table identifies certain key priorities and other significant matters impacting our business and how they are classified in the Condensed Consolidated Statements of Income (Loss):

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Pre-tax items:
Included in COR
Operational Optimization	$(0.2)	$—	$2.0	$—
Asset Impairments	—	3.4	—	3.4
Total included in COR	(0.2)	3.4	2.0	3.4
Included in SG&A
ERP and System Modernization	4.2	5.4	8.6	8.1
Intangible Amortization	27.7	28.1	55.5	56.3
Operational Optimization	—	—	3.4	—
Portfolio Optimization	0.2	—	1.8	0.6
Litigation, Settlements and Regulatory Compliance	10.9	8.9	23.1	17.1
WM Transaction-Related Charges	8.2	—	8.2	—
Total included in SG&A	51.2	42.4	100.6	82.1
Divestiture losses, net	—	54.2	—	59.2
Total included in Income (loss) from operations	$51.0	$100.0	$102.6	$144.7
ERP and System Modernization
For the periods presented of the ERP and System Modernization, we have recognized the following, reported in Other Costs:

In millions
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
North America
Operating expenditures	$3.0	$5.1	$5.7	$7.7
Capital expenditures	5.0	5.8	6.8	8.7
Total North America	$8.0	$10.9	$12.5	$16.4
International
Operating expenditures	$1.2	$0.3	$2.9	$0.4
Capital expenditures	—	—	—	—
Total International	$1.2	$0.3	$2.9	$0.4
Total operating expenditures	$4.2	$5.4	$8.6	$8.1
Total capital expenditures	5.0	5.8	6.8	8.7
Total ERP and System Modernization	$9.2	$11.2	$15.4	$16.8
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
Intangible Amortization
See table above of certain key priorities and other significant matters for intangible amortization expenses from acquisitions for the periods presented and how they are classified in the Condensed Consolidated Statements of Income (Loss). The decrease in intangible amortization expense is a result of divestitures and certain intangible assets that have reached the end of their useful lives.

2024 Q2 10-Q Report	Stericycle, Inc. ●	22

Operational Optimization
See table above of certain key priorities and other significant matters for operational optimization for the periods presented, and how they are classified in the Condensed Consolidated Statements of Income (Loss).
In February 2024, the Company recognized Operational Optimization severance charges of $5.4 million related to a workforce reduction, which is expected to provide annual savings of approximately $21.0 million to $24.0 million beginning in the first half of 2024. We had also reduced our overall workforce in our retained businesses through careful hiring and managing attrition which will provide annual savings of approximately $11.0 million to $13.0 million in 2024.
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
WM Transaction Related Charges
During the three and six months ended, June 30, 2024, in connection with the Merger, Stericycle incurred approximately $8.2 million of transaction-related expenses (legal, advisory, and other related fees), reported in SG&A. For additional information, see Part I, Item I. Financial Statements; Note 10 — Proposed Plan of Merger in the Condensed Consolidated Financial Statements.

2024 Q2 10-Q Report	Stericycle, Inc. ●	23

Results of Operations
Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023:
Revenues (including Segment Revenues)
We analyze revenues by revenue service category and reportable segment which were as follows:

	Three Months Ended June 30,
	In millions				Components of Change (%)(1)
	2024	2023	Change ($)	Change (%)	Organic Growth(2)	Acquisition	Divestitures	Foreign Exchange(3)
Revenue by Service
Regulated Waste and Compliance Services	$442.5	$444.7	$(2.2)	(0.5)%	1.6%	0.3%	(2.2)%	(0.1)%
Secure Information Destruction Services	219.1	224.8	(5.7)	(2.5)%	(2.1)%	0.1%	(0.6)%	(0.1)%
Total Revenues	$661.6	$669.5	$(7.9)	(1.2)%	0.3%	0.2%	(1.6)%	(0.1)%
North America
Regulated Waste and Compliance Services	$372.1	$366.4	$5.7	1.6%	1.3%	0.3%	—%	(0.1)%
Secure Information Destruction Services	195.5	198.8	(3.3)	(1.7)%	(1.7)%	0.2%	—%	(0.2)%
Total North America Segment	$567.6	$565.2	$2.4	0.4%	0.3%	0.3%	—%	(0.1)%
International
Regulated Waste and Compliance Services	$70.4	$78.3	$(7.9)	(10.1)%	2.9%	—%	(12.4)%	(0.1)%
Secure Information Destruction Services	23.6	26.0	(2.4)	(9.2)%	(5.1)%	—%	(4.8)%	0.1%
Total International Segment	$94.0	$104.3	$(10.3)	(9.9)%	0.8%	—%	(10.5)%	(0.1)%

	Six Months Ended June 30,
	In millions				Components of Change (%)(1)
	2024	2023	Change ($)	Change (%)	Organic Growth(2)	Acquisition	Divestitures	Foreign Exchange(3)
Revenue by Service
Regulated Waste and Compliance Services	$890.3	$896.0	$(5.7)	(0.6)%	1.8%	0.2%	(2.9)%	0.2%
Secure Information Destruction Services	436.2	457.8	(21.6)	(4.7)%	(4.2)%	0.1%	(0.8)%	0.1%
Total Revenues	$1,326.5	$1,353.8	$(27.3)	(2.0)%	(0.2)%	0.2%	(2.2)%	0.2%
North America
Regulated Waste and Compliance Services	$748.6	$735.1	$13.5	1.8%	1.6%	0.2%	—%	—%
Secure Information Destruction Services	388.2	403.5	(15.3)	(3.8)%	(3.9)%	0.1%	—%	(0.1)%
Total North America Segment	$1,136.8	$1,138.6	$(1.8)	(0.2)%	(0.3)%	0.2%	—%	—%
International
Regulated Waste and Compliance Services	$141.7	$160.9	$(19.2)	(11.9)%	2.9%	—%	(15.5)%	1.1%
Secure Information Destruction Services	48.0	54.3	(6.3)	(11.6)%	(6.8)%	—%	(6.9)%	1.5%
Total International Segment	$189.7	$215.2	$(25.5)	(11.8)%	0.3%	—%	(13.3)%	1.2%
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
Revenues for the second quarter of 2024 were $661.6 million, a decrease of $7.9 million, or 1.2%, compared to $669.5 million for the second quarter of 2023. The decrease was primarily due to divestitures of $11.0 million and unfavorable foreign exchange rates of $0.6 million. This decrease was partially offset by higher organic revenues of $2.2 million and acquisition related revenues of $1.5 million. Organic revenues in RWCS grew $6.9 million, while SID organic revenues were lower by $4.7 million. The decline in SID was mainly due to lower commodity-indexed revenues of $7.8 million, which was partially offset by higher SID service revenues of $3.1 million.
Revenues for the six months ended June 30, 2024 were $1,326.5 million, a decrease of $27.3 million, or 2.0%, compared to $1,353.8 million for the six months ended June 30, 2023. The decrease was primarily due to divestitures of $28.7 million and lower organic revenues of $3.2 million, which was partially offset by favorable foreign exchange rates of $2.2 million and an acquisition of $2.4 million. Organic revenues in RWCS grew $15.9 million, while SID organic revenues were lower by $19.1 million. The decline in SID was mainly due to lower commodity-indexed revenues of $27.6 million, which was partially offset by higher SID service revenues of $8.5 million.

2024 Q2 10-Q Report	Stericycle, Inc. ●	24

North America revenues increased $2.4, or 0.4%, for the three months ended June 30, 2024, to $567.6 million from $565.2 million for the three months ended June 30, 2023. Organic revenues increased $1.4 million, or 0.3%, mainly a result of increased RWCS organic revenues, which was mainly driven by our pricing levers. This increase was partially offset by lower SID organic revenues, mainly due to lower commodity-indexed revenues and continued headwinds in SID service stops with our national customers, which were partially offset by higher SID service revenues.
North America revenues decreased $1.8 million, or 0.2%, for the six months ended June 30, 2024, to $1,136.8 million from $1,138.6 million for the six months ended June 30, 2023. Organic revenues decreased $3.7 million, or 0.3%, mainly as a result of lower commodity-indexed revenues and continued headwinds in SID service stops with our national customers, which were partially offset by higher SID service revenues. This decrease was partially offset by increased RWCS organic revenues, which was mainly driven by our pricing levers.
International revenues decreased $10.3 million, or 9.9%, for the three months ended June 30, 2024, to $94.0 million from $104.3 million for the three months ended June 30, 2023. This decrease was primarily due to the impact of divestitures of $11.0 million, or 10.5% and foreign exchange rates of $0.2 million, or 0.1%, partially offset by higher organic revenues of $0.8 million or 0.8%. RWCS organic revenues were higher due to pricing levers and SID organic revenues were lower due to commodity-indexed revenues.
International revenues decreased $25.5 million, or 11.8%, for the six months ended June 30, 2024, to $189.7 million from $215.2 million for the six months ended June 30, 2023. This decrease was primarily due to the impact of divestitures of $28.7 million, or 13.3%, partially offset by favorable foreign exchange rates of $2.6 million, or 1.2% and higher organic revenues of $0.5 million or 0.3%. RWCS organic revenues were higher due to pricing levers which was partially offset by lower SID organic revenues due to lower commodity-indexed revenues.
Gross profit:

$ In millions
	Three Months Ended June 30,
	2024		2023		Change
	$	% Revenues	$	% Revenues	$	%
Gross profit	258.0	39.0%	251.1	37.5%	6.9	2.7%

$ In millions
	Six Months Ended June 30,
	2024		2023		Change
	$	% Revenues	$	% Revenues	$	%
Gross profit	512.9	38.7%	512.1	37.8%	0.8	0.2%
For the three and six months ended June 30, 2024, compared to the 2023 comparable periods, the increase in gross profit was primarily due to cost savings, other margin flow through, and non-recurring asset impairments in 2023. These were partially offset by lower SID commodity indexed revenues and the corresponding margin flow through impact, due to lower SOP rates.

2024 Q2 10-Q Report	Stericycle, Inc. ●	25

SG&A:

$ In millions
	Three Months Ended June 30,
	2024		2023		Change
	$	% Revenues	$	% Revenues	$	%
SG&A	227.5	34.4%	220.9	33.0%	6.6	3.0%

$ In millions
	Six Months Ended June 30,
	2024		2023		Change
	$	% Revenues	$	% Revenues	$	%
SG&A	443.5	33.4%	436.9	32.3%	6.6	1.5%
For the three and six months ended June 30, 2024, compared to the 2023 comparable periods, we incurred higher SG&A, as a percentage of revenues, associated with certain key priorities and other significant matters discussed above including (i) WM Transaction-Related Charges, (ii) Litigation, Settlement and Regulatory Compliance, and (iii) Operational Optimization matters. Additionally, SG&A was impacted by higher bad debt expense, primarily due to a bankruptcy of a large hospital network in the second quarter of 2024 and a lower 2023 bad debt expense as a result of improved North America SID collections, partially offset by the impacts of cost savings and lower incentive compensation expense.
Divestiture losses, net:

$ In millions
	Three Months Ended June 30,
	2024		2023		Change
	$	% Revenues	$	% Revenues	$	%
Divestiture losses, net	—	—%	54.2	8.1%	(54.2)	(100.0)%

$ In millions
	Six Months Ended June 30,
	2024		2023		Change
	$	% Revenues	$	% Revenues	$	%
Divestiture losses, net	—	—%	59.2	4.4%	(59.2)	(100.0)%
For additional information, see Part I, Item I. Financial Statements; Note 4 — Restructuring and Divestitures in the Condensed Consolidated Financial Statements.

2024 Q2 10-Q Report	Stericycle, Inc. ●	26

Segment Profitability:
Segment profitability and a reconciliation of total segment profitability to Income (loss) from operations was as follows:

In millions
	Three Months Ended June 30,						Six Months Ended June 30,
	2024		2023		Change 2024 versus 2023		2024		2023		Change 2024 versus 2023
	$	% Segment Revenues	$	% Segment Revenues	$	%	$	% Segment Revenues	$	% Segment Revenues	$	%
Adjusted Income from Operations
North America	148.6	26.2%	156.5	27.7%	(7.9)	(5.0)%	297.7	26.2%	316.8	27.8%	(19.1)	(6.0)%
International	9.8	10.4%	8.4	8.1%	1.4	16.7%	22.2	11.7%	18.7	8.7%	3.5	18.7%
Other Costs	(76.9)	nm	(88.9)	nm	12.0	13.5%	(147.9)	nm	(174.8)	nm	26.9	15.4%
Total	81.5	12.3%	76.0	11.4%	5.5	7.2%	172.0	13.0%	160.7	11.9%	11.3	7.0%
Reconciliation to Income (loss) from operations
Adjusted Income from Operations	81.5		76.0				172.0		160.7
Adjusting Items Total (1)	(51.0)		(100.0)				(102.6)		(144.7)
Income (loss) from operations	$30.5		$(24.0)				$69.4		$16.0
nm - percentage or percentage change not meaningful for comparison
(1)See Part I, Item I. Financial Statements; Note 8 — Segment Reporting in the Condensed Consolidated Financial Statements for more detail.
Adjusted Income from Operations for North America decreased for the three and six months ended June 30, 2024, compared to the 2023 comparable periods, primarily the result of higher bad debt expense and lower SID commodity-indexed revenues and the corresponding margin flow through impact. This decrease was partially offset by cost savings and other margin flow through.
Adjusted Income from Operations for International increased for the three and six months ended June 30, 2024, compared to the 2023 comparable periods. This increase was primarily due to the impact of divestitures, favorable RWCS pricing levers, and foreign exchange rates, which were partially offset by lower SID commodity-indexed revenues and the corresponding margin flow through impact.
Adjusted Loss from Operations for Other Costs decreased for the three and six months ended June 30, 2024, compared to the 2023 comparable periods. These decreases were primarily driven by cost savings, including operational optimization initiatives, and lower incentive compensation expense.

2024 Q2 10-Q Report	Stericycle, Inc. ●	27

Interest expense, net:

$ In millions
	Three Months Ended June 30,
	2024		2023		Change
	$	% Revenues	$	% Revenues	$	%
Interest expense, net	20.5	3.1%	19.1	2.9%	1.4	7.3%

$ In millions
	Six Months Ended June 30,
	2024		2023		Change
	$	% Revenues	$	% Revenues	$	%
Interest expense, net	38.9	2.9%	39.5	2.9%	(0.6)	(1.5)%
Interest expense, net increased for the three months ended June 30, 2024, as compared to the 2023 comparable period, primarily due to higher debt balances and refinancing of the 2019 Senior Notes using the Credit Facility which converted the long-term debt from fixed rate to a higher variable rate as of the redemption date.
Interest expense, net decreased for the six months ended June 30, 2024, as compared to the 2023 comparable period, primarily due to lower average outstanding debt for the period, partially offset by refinancing of the 2019 Senior Notes using the Credit Facility which converted the long-term debt from fixed rate to a higher variable rate as of the redemption date.
Other expense, net:

$ In millions
	Three Months Ended June 30,
	2024		2023		Change
	$	% Revenues	$	% Revenues	$	%
Other expense, net	0.1	—%	$0.6	0.1%	(0.5)	(83.3)%

$ In millions
	Six Months Ended June 30,
	2024		2023		Change
	$	% Revenues	$	% Revenues	$	%
Other expense, net	0.1	—%	0.4	—%	(0.3)	(75.0)%
Other expense, net is primarily comprised of foreign exchange (gains) losses.
Income tax expense:

$ In millions
	Three Months Ended June 30,
	2024		2023		Change
	$	Effective Rate	$	Effective Rate	$	%
Income tax expense	3.9	39.4%	5.8	(13.3)%	(1.9)	(32.8)%

$ In millions
	Six Months Ended June 30,
	2024		2023		Change
	$	Effective Rate	$	Effective Rate	$	%
Income tax expense	11.3	37.2%	14.3	(59.8)%	(3.0)	(21.0)%
For further information, see Part I, Item I. Financial Statements; Note 6 — Income Taxes in the Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
The Company believes that it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its shareholders. Operating cash flows and the Company’s $1.2 billion Credit Facility are the Company’s primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s long-term debt obligations, and capital expenditures necessary to support growth and productivity improvements. As of June 30, 2024, we had $392.2 million of available capacity in the $1.2 billion Credit Facility.

2024 Q2 10-Q Report	Stericycle, Inc. ●	28

The Credit Agreement contains, among other covenants, a financial covenant requiring maintenance of a maximum Credit Agreement Defined Debt Leverage Ratio of 4.00 to 1.00 which includes, among other provisions, $50.0 million of cash add-backs to EBITDA with respect to any four fiscal quarter period ending on or before December 31, 2023. As of June 30, 2024, the Company was in compliance with its financial covenants. The Credit Agreement Defined Debt Leverage Ratio was 3.49 to 1.00, which was below the allowed maximum ratio of 4.00 to 1.00 as set forth in the amended Credit Agreement. Expiration of the $50.0 million of cash add-backs to EBITDA contributed approximately 30 points of increase to the Credit Agreement Defined Debt Leverage Ratio as of June 30, 2024 compared to December 31, 2023.
On February 1, 2024, the Company issued a redemption notice to 2019 Senior Notes holders for redemption of all of the $600 million aggregate principal amount of the outstanding 2019 Senior Notes, and on March 14, 2024 completed the redemption with borrowings from the Credit Facility. The refinancing of the 2019 Senior Notes using the Credit Facility converted the long-term debt from fixed rate to variable rate as of the redemption date. For further details concerning these matters, see Part I, Item I. Financial Statements; Note 5 — Debt in the Condensed Consolidated Financial Statements.
Cash Flow Summary:
The following table shows cash flow information for the Company by activity:

In millions
	Six Months Ended June 30,
	2024	2023
Net cash from operating activities	$(10.5)	$154.9
Net cash from investing activities	(92.3)	26.4
Net cash from financing activities	102.9	(207.9)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	1.3
Net change in cash and cash equivalents	$(0.4)	$(25.3)
Operating Cash Flows: Net cash provided from operating activities decreased $165.4 million in the first six months of 2024, to an outflow of $10.5 million from an inflow of $154.9 million in the six months ended June 30, 2023. The decrease of $165.4 million was mainly due to an increase in accounts receivable, net of deferred revenues of $97.3 million due to billing and collection delays from the U.S. RWCS ERP launch in September 2023; higher annual incentive plan payments of $17.1 million; higher income tax payments of $14.0 million; higher interest payments of $13.4 million; and lower cash from operating income and net working capital of $23.6 million.
DSO as reported for June 30, 2024 was 91 days or 80 days, net of deferred revenues. During the third quarter of 2023, Stericycle advanced billing for certain RWCS subscription services, which contributed to the higher as reported DSO for June 30, 2024. DSO as reported for June 30, 2023 was 55 days or 54 days, net of deferred revenues. The June 30, 2024 DSO, net of deferred revenues, was higher as compared to the same period in 2023, mainly driven by the timing of U.S. RWCS customer billing and subsequent collections associated with the ERP implementation as we continue to enhance U.S. billing presentment and collections processes. RWCS cash collections from customers have improved in early July compared to periods since the U.S. RWCS ERP launched in September 2023.
Investing Cash Flows: Net cash from investing activities decreased $118.7 million in the first six months of 2024, to an outflow of $92.3 million from an inflow of $26.4 million in the six months ended June 30, 2023, primarily driven by cash payments for an acquisition of $13.7 million in 2024, as compared to $88.9 million received from divestitures in 2023. Cash paid for capital expenditures increased by $15.7 million to $79.4 million in the first six months of 2024 from $63.7 million in the six months ended June 30, 2023.
Financing Cash Flows: Net cash from financing activities increased $310.8 million in the first six months of 2024, to an inflow of $102.9 million from an outflow of $207.9 million in the six months ended June 30, 2023. Net borrowings on our Credit Facility and Term Loan were $717.4 million in the six months ended June 30, 2024, compared to net borrowings of $136.7 million in the six months ended June 30, 2023. The Company redeemed all of the $600 million aggregate principal amount of the outstanding 2019 Senior Notes on March 14, 2024 with Credit facility borrowings.

2024 Q2 10-Q Report	Stericycle, Inc. ●	29

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

2024 Q2 10-Q Report	Stericycle, Inc. ●	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices, including SOP, diesel fuel, utilities and foreign currency rates. We do not specifically hedge our exposure to these risks.
We are subject to market risks arising from changes in interest rates which relate primarily to our financing activities. We performed a sensitivity analysis to determine how market rate changes might affect the fair value of our market risk-sensitive debt instruments (variable rate debt), which in aggregate as of June 30, 2024 were 62.3% of total aggregate debt. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate debt would be approximately $8.8 million on a pre-tax basis.
We are subject to market risks arising from changes in the prices for commodities such as SOP, diesel fuel, and utilities. For example, historically diesel fuel has been approximately five percent of our COR. As the market prices for these commodities increase or decrease, our revenues, operating costs and margins may also increase or decrease. Variability in commodity prices can also impact the margins of our business as certain components of our Revenues are structured as a pass through of costs, including fuel surcharges as changes in diesel costs may offset in Revenues through our indexed fuel surcharges at certain levels of pricing.
There were no other material changes from the information provided in our 2023 Form 10-K.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of June 30, 2024, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2024, there were no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

2024 Q2 10-Q Report	Stericycle, Inc. ●	31

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

Further information pertaining to legal proceedings can be found in Part I, Item I. Financial Statements; Note 9 — Commitments and Contingencies in the Condensed Consolidated Financial Statements and is incorporated herein by reference.
Item 1A. Risk Factors

In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the 2023 Form 10-K and subsequent Quarterly Reports on Form 10-Q and the factors identified under “Safe Harbor Statement” at the beginning of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the 2023 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to the risk factors included in the 2023 Form 10-K, other than as described below.
RISKS RELATED TO THE PROPOSED MERGER
The proposed Merger is subject to approval of our stockholders as well as the satisfaction of other closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed within the expected timeframe, if at all.
Completion of the Merger is subject to a number of closing conditions, including obtaining the approval of our stockholders, the expiration or termination of any waiting period (and any extension thereof) applicable to the consummation of the Merger under the HSR Act, and all waivers, consents, clearances, approvals and authorizations under other specified competition and foreign investment laws having been obtained (or the expiration or termination of any applicable waiting periods thereunder). We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.
Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject in some instances to materiality or “material adverse effect” qualifiers) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the Closing, including, with respect to us, covenants to conduct our business in the ordinary course and to not engage in certain kinds of material transactions prior to the Closing. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, in connection with a change in the recommendation of our Board to enter into an agreement for a Superior Proposal (as defined in the Merger Agreement). As a result, we cannot assure you that the Merger will be completed, even if our stockholders approve the Merger, or that, if completed, it will be on the terms set forth in the Merger Agreement or within the expected time frame.
We may not complete the proposed Merger within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.
The proposed Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the Merger is not completed for any reason, including as a result of our stockholders failing to adopt the Merger Agreement, our stockholders will not receive any payment for their shares of Stericycle common stock in connection with the Merger. Instead, we will remain a public company, our common stock will continue to be listed and traded on The Nasdaq Global Select Market and registered under the Exchange Act, and we will be required to continue to file periodic reports with the SEC. Moreover, our ongoing business may be materially adversely affected, and we would be subject to a number of risks, including the following:

2024 Q2 10-Q Report	Stericycle, Inc. ●	32

•we may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade;
•we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, customers, partners, suppliers and others with whom we do business;
•we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisory, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger;
•we may be required to pay a termination fee to Parent of $175.0 million, as required under the Merger Agreement under certain circumstances;
•while the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to engage in certain kinds of material transactions, which could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition;
•matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us;
•we may commit significant time and resources to defending against litigation related to the Merger; and
•we may encounter difficulties retaining our workforce due to the Merger.
If the Merger is not consummated, the risks described above may materialize, and they may have a material adverse effect on our business operations, financial results and stock price, particularly to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed.
We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with customers and other third-party business partners.
Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the Merger. As mentioned above, a substantial amount of our management’s and employees’ attention is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with customers and potential customers. For example, customers, suppliers and other third parties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of Stericycle common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.
In certain instances, the Merger Agreement requires us to pay a termination fee to Parent, which could affect the decisions of a third party considering making an Acquisition Proposal.
Under the terms of the Merger Agreement, we may be required to pay Parent a termination fee of $175.0 million under specified conditions, including if Parent terminates the Merger Agreement before receipt of our stockholders’ approval due to a change in recommendation by our Board, or we terminate the Merger Agreement to enter into a Superior Proposal. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making an Acquisition Proposal, including a proposal that would be more favorable to our stockholders than the Merger.

2024 Q2 10-Q Report	Stericycle, Inc. ●	33

We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.
We have incurred, and will continue to incur, significant costs and expenses, including regulatory costs, fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.
Litigation challenging the Merger Agreement may prevent the Merger from being consummated within the expected timeframe or at all.
Lawsuits may be filed against us, our Board or other parties to the Merger Agreement, challenging our acquisition by Parent and making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders and seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that the consummation of the Merger is not restrained, enjoined or prohibited by any order (whether temporary, preliminary or permanent) of any governmental entity of competent jurisdiction or prohibited or made illegal by any applicable law, in each case, other than an immaterial order or law. As such, if the plaintiffs in such lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended June 30, 2024.
Item 5. Other Information

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

2024 Q2 10-Q Report	Stericycle, Inc. ●	34

Item 6. Exhibits

The following exhibits are filed or furnished as part of this report:
Exhibit Index

Exhibit Index	Description
2.1	Agreement and Plan of Merger, dated as of June 3, 2024, by and among the Stericycle, Inc., Waste Management, Inc. and Stag Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed June 3, 2024)*+
3.1	Amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1/A declared effective on August 22, 1996)
3.2	First certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed November 29, 1999)
3.3	Second certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-K for 2002)
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

3.10	Amended and restated bylaws (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed December 15, 2022)
10.1	Canadian Benchmark Replacement Conforming Changes Amendment, dated as of June 28, 2024, entered into by Bank of America, N.A., as administrative agent
10.2
Stericycle, Inc. Executive Severance and Change in Control Plan, as amended and restated effective April 23, 2024 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed April 25, 2024)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income (Loss); (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Equity; (vi) Notes to Condensed Consolidated Financial Statements, and (vii) the information under Part II, Item 5, “Other Information”

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
+	Exhibits marked with a (+) exclude certain portions of the exhibit pursuant to Item 601(b)(2)(ii) of Regulation S-K. A copy of the omitted portions will be furnished to the SEC upon request.

2024 Q2 10-Q Report	Stericycle, Inc. ●	35

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: July 25, 2024

STERICYCLE, INC.
(Registrant)
By: /s/ JANET H. ZELENKA
Janet H. Zelenka
Executive Vice President, Chief Financial Officer & Chief Information Officer

2024 Q2 10-Q Report	Stericycle, Inc. ●	36