Form 10-Q
period 2024-09-30
STERICYCLE INC
filed 2024-11-01
CIK 861878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
[Mark One]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On October 28, 2024, there were 92,837,446 shares of the Registrant’s Common Stock outstanding.

2024 Q3 10-Q Report	Stericycle, Inc. ●	3

Glossary of Defined Terms
Unless the context requires otherwise, the “Company”, “Stericycle”, “we”, “us”, or “our” refers to Stericycle, Inc. on a consolidated basis. The Company also uses several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined below:

Abbreviation	Description
2023 Form 10-K	Annual report on Form 10-K for the year ended December 31, 2023
Adjusted Income from Operations	Income from Operations adjusted for certain items discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ASU	Accounting Standards Update
AI	Artificial intelligence
Credit Agreement	Credit Agreement dated September 30, 2021, First Amendment dated April 26, 2022, and Second Amendment dated June 15, 2023, among the Company and certain subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swing line lender, a lender and a letter of credit issuer and the other lenders party thereto, as amended
Credit Agreement Defined Debt Leverage Ratio	As of any date of determination, the ratio of (a) (i) Consolidated Funded Indebtedness as of such date minus (ii) Unrestricted Cash as of such date to (b) Consolidated EBITDA (each as defined in the Credit Agreement) for the period of four fiscal quarters most recently ended on or prior to such date
Credit Facility	The Company's $1.2 billion credit facility due in September of 2026 granted under the terms of the Credit Agreement
DEA	U.S. Drug Enforcement Administration. The DEA is a division of the DOJ. It is the federal agency which regulates the manufacture, dispensing, storage, and shipment of controlled substances including medications with human abuse potential
DOJ	U.S. Department of Justice
Domestic Environmental Solutions	Hazardous Waste Solutions and Manufacturing and Industrial Services (Divested April 2020)
DSO	Days Sales Outstanding as reported, defined as the average number of days that it takes a company to collect payment after revenue has been recorded, computed as the trailing twelve months of Revenues for the period ended, divided by the Accounts Receivable balance at the end of the period. Days Sales Outstanding, net of Deferred Revenues is similarly computed except Accounts Receivable balance is netted with Deferred Revenues.
DTSC	U.S. Department of Toxic Substances Control
EBITDA	Earnings Before Interest, Taxes, Depreciation & Amortization. Another common financial term utilized by Stericycle to analyze the core profitability of the business before interest, tax, depreciation and amortization
Enviri	Enviri Corporation, a Delaware corporation, formerly known as Harsco Corporation
ERP	Enterprise Resource Planning
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
International	Operating segment including Belgium, France, Germany, Ireland, Luxembourg, Portugal, Spain, and U.K. The following countries were divested in 2023: Australia, Brazil, Republic of Korea, Romania, Singapore, and the United Arab Emirates
IRS	U.S. Internal Revenue Service
LIBOR	London Interbank Offered Rate - benchmark interest rate that was replaced by SOFR
Merger	The merger of Merger Sub (a wholly owned subsidiary of WM), with and into Stericycle, as contemplated by and subject to the terms and conditions of the Merger Agreement
Merger Agreement	Agreement and Plan of Merger, dated June 3, 2024, among WM, Merger Sub, and Stericycle
Merger Sub	Stag Merger Sub Inc., a wholly owned subsidiary of WM
Net Debt	As defined in the Credit Agreement, adding back unamortized debt issuance costs, less cash and cash equivalents
North America	Operating segment including U.S., Canada and Puerto Rico
NOV	Notice of Violation
Other Costs	Represents corporate enabling and shared services costs, annual incentive and stock-based compensation
PSU	Performance-based Restricted Stock Unit
Purchase Agreement	Stock Purchase Agreement, dated as of February 6, 2020, by and between Stericycle, Inc., and the Harsco Corporation (now known as Enviri) and CEI Holding LLC, a Delaware limited liability company and subsidiary of Harsco Corporation (now known as Enviri)
RSU	Restricted Stock Unit
RWCS	Regulated Waste and Compliance Services, a business unit that provides regulated medical waste services
SEC	U.S. Securities and Exchange Commission
Senior Notes	5.375% ($600.0 million) Senior Notes due July 2024 and 3.875% ($500.0 million) Senior Notes due January 2029. The July 2024 Senior Notes were redeemed in March 2024.
SG&A	Selling, general and administrative expenses
SID	Secure Information Destruction Services, a business unit that provides confidential customer material shredding services and recycling of shredded paper
SOFR	Secured Overnight Financing Rate - benchmark interest rate that replaced LIBOR
SOP	Sorted Office Paper
Term Facility	Aggregate amount of commitments made by any lender under the terms of the Credit Agreement
Term Loans	Advances made by any lender under the Term Facility
U.S.	United States of America
U.S. GAAP	U.S. Generally Accepted Accounting Principles
WM	Waste Management, Inc.

2024 Q3 10-Q Report	Stericycle, Inc. ●	4

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited)

In millions, except per share data
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$648.4	$653.5	$1,974.9	$2,007.3
Cost of revenues	404.3	407.8	1,217.9	1,249.5
Gross profit	244.1	245.7	757.0	757.8
Selling, general and administrative expenses	224.6	217.3	668.1	654.2
Divestiture losses, net and impairments (Note 4)	10.5	4.2	10.5	63.4
Income from operations	9.0	24.2	78.4	40.2
Interest expense, net	(20.4)	(17.4)	(59.3)	(56.9)
Other income (expense), net	—	0.1	(0.1)	(0.3)
(Loss) income before income taxes	(11.4)	6.9	19.0	(17.0)
Income tax expense	(2.3)	(4.8)	(13.6)	(19.1)
Net (loss) income	(13.7)	2.1	5.4	(36.1)
Net income attributable to noncontrolling interests	(0.1)	(0.1)	(0.1)	(0.2)
Net (loss) income attributable to Stericycle, Inc. common shareholders	$(13.8)	$2.0	$5.3	$(36.3)

(Loss) income per common share attributable to Stericycle, Inc. common shareholders:
Basic	$(0.15)	$0.02	$0.06	$(0.39)
Diluted	$(0.15)	$0.02	$0.06	$(0.39)
Weighted average number of common shares outstanding:
Basic	92.7	92.5	92.6	92.4
Diluted	92.7	92.9	93.2	92.4
See accompanying Notes to Condensed Consolidated Financial Statements.

2024 Q3 10-Q Report	Stericycle, Inc. ●	5

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(13.7)	$2.1	$5.4	$(36.1)

Other comprehensive income (loss):
Currency translation adjustments	26.6	(21.8)	13.5	(7.8)
Cumulative currency translation loss realized from divestitures	—	1.0	—	70.6
Total other comprehensive income (loss)	26.6	(20.8)	13.5	62.8

Comprehensive income (loss)	12.9	(18.7)	18.9	26.7
Less: comprehensive income (loss) attributable to noncontrolling interests	—	0.1	—	(2.1)
Comprehensive income (loss) attributable to Stericycle, Inc. common shareholders	$12.9	$(18.8)	$18.9	$28.8
See accompanying Notes to Condensed Consolidated Financial Statements.

2024 Q3 10-Q Report	Stericycle, Inc. ●	6

STERICYCLE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except per share data
	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$34.3	$35.3
Accounts receivable, less allowance for doubtful accounts of $51.6 in 2024 and $44.7 in 2023	605.0	553.9
Prepaid expenses	36.5	31.6
Other current assets	49.0	50.7
Assets held-for-sale	112.9	—
Total Current Assets	837.7	671.5
Property, plant and equipment, less accumulated depreciation of $665.9 in 2024 and $675.4 in 2023	727.5	708.3
Operating lease right-of-use assets	531.3	464.3
Goodwill	2,734.9	2,755.6
Intangible assets, less accumulated amortization of $967.4 in 2024 and $925.8 in 2023	584.1	686.5
Other assets	67.9	66.4
Total Assets	$5,483.4	$5,352.6
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$12.0	$19.6
Bank overdrafts	5.2	1.0
Accounts payable	186.0	212.1
Accrued liabilities	209.1	259.5
Operating lease liabilities	113.0	105.4
Deferred revenues	80.4	72.6
Other current liabilities	53.4	47.8
Liabilities held-for-sale	39.4	—
Total Current Liabilities	698.5	718.0
Long-term debt, net	1,359.4	1,277.8
Long-term operating lease liabilities	439.1	378.9
Deferred income taxes	397.7	420.5
Other liabilities	33.9	34.5
Total Liabilities	2,928.6	2,829.7

Commitments and contingencies (Note 9)

EQUITY
Common stock (par value $0.01 per share, 120.0 shares authorized, 92.8 and 92.6 issued and outstanding in 2024 and 2023, respectively)	0.9	0.9
Additional paid-in capital	1,329.7	1,316.7
Retained earnings	1,394.7	1,389.4
Accumulated other comprehensive loss	(170.9)	(184.5)
Total Stericycle, Inc.’s Equity	2,554.4	2,522.5
Noncontrolling interests	0.4	0.4
Total Equity	2,554.8	2,522.9
Total Liabilities and Equity	$5,483.4	$5,352.6
See accompanying Notes to Condensed Consolidated Financial Statements.

2024 Q3 10-Q Report	Stericycle, Inc. ●	7

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In millions
	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Net income (loss)	$5.4	$(36.1)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	76.6	78.7
Intangible amortization	83.1	84.2
Stock-based compensation expense	15.3	28.2
Deferred income taxes	(13.4)	2.6
Divestiture losses, net and impairments (Note 4)	10.2	63.4
Asset impairments, loss on disposal of property plant and equipment and other charges	0.6	6.2
Other, net	2.2	2.8
Changes in operating assets and liabilities (net of the effects of held-for-sale reclassifications):
Accounts receivable	(75.8)	(63.1)
Prepaid expenses	(4.8)	(8.3)
Accounts payable	(12.8)	(3.2)
Accrued liabilities	(40.6)	(11.6)
Deferred revenues	9.5	57.7
Other assets and liabilities	0.9	(8.2)
Net cash from operating activities	56.4	193.3
INVESTING ACTIVITIES:
Capital expenditures	(108.3)	(102.2)
(Payments) proceeds from (acquisition) divestiture of businesses, net	(13.7)	84.6
Other, net	1.4	2.1
Net cash from investing activities	(120.6)	(15.5)
FINANCING ACTIVITIES:
Repayments of long-term debt and other obligations	(13.0)	(11.3)
Proceeds from foreign bank debt	—	1.3
Repayments of foreign bank debt	—	(0.3)
Repayments of term loan	(600.0)	(75.0)
Proceeds from credit facility	1,626.0	862.7
Repayments of credit facility	(946.4)	(971.0)
Proceeds (repayments) of bank overdrafts, net	4.2	(2.9)
Payments of finance lease obligations	(2.0)	(2.0)
Proceeds from issuance of common stock, net of (payments of) taxes from withheld shares	(6.4)	(5.2)
Payments to noncontrolling interest	—	(1.5)
Net cash from financing activities	62.4	(205.2)
Effect of exchange rate changes on cash and cash equivalents	0.8	1.1
Net change in cash and cash equivalents	(1.0)	(26.3)
Cash and cash equivalents at beginning of period	35.3	56.0
Cash and cash equivalents at end of period	$34.3	$29.7

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$75.0	$67.1
Income taxes paid, net	$34.8	$18.4
Capital expenditures in Accounts payable	$20.7	$24.6
See accompanying Notes to Condensed Consolidated Financial Statements.

2024 Q3 10-Q Report	Stericycle, Inc. ●	8

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of July 1, 2024	92.8	$0.9	$1,320.3	$1,408.5	$(197.6)	$0.4	$2,532.5
Net (loss) income	—	—	—	(13.8)	—	0.1	(13.7)
Currency translation adjustments	—	—	—	—	26.7	(0.1)	26.6
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	—	—	1.7	—	—	—	1.7
Stock-based compensation expense	—	—	7.7	—	—	—	7.7
Balance as of September 30, 2024	92.8	$0.9	$1,329.7	$1,394.7	$(170.9)	$0.4	$2,554.8

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of July 1, 2023	92.5	$0.9	$1,299.8	$1,372.5	$(191.0)	$0.6	$2,482.8
Net income	—	—	—	2.0	—	0.1	2.1
Currency translation adjustments	—	—	—	—	(21.8)	—	(21.8)
Cumulative currency translation loss realized from divestitures	—	—	—	—	1.0	—	1.0
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	—	—	1.8	—	—	—	1.8
Stock-based compensation expense	—	—	10.4	—	—	—	10.4
Balance as of September 30, 2023	92.5	$0.9	$1,312.0	$1,374.5	$(211.8)	$0.7	$2,476.3
See accompanying Notes to Condensed Consolidated Financial Statements.

2024 Q3 10-Q Report	Stericycle, Inc. ●	9

STERICYCLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2023	92.6	$0.9	$1,316.7	$1,389.4	$(184.5)	$0.4	$2,522.9
Net income	—	—	—	5.3	—	0.1	5.4
Currency translation adjustments	—	—	—	—	13.6	(0.1)	13.5
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.2	—	(2.3)	—	—	—	(2.3)
Stock-based compensation expense	—	—	15.3	—	—	—	15.3
Balance as of September 30, 2024	92.8	$0.9	$1,329.7	$1,394.7	$(170.9)	$0.4	$2,554.8

In millions
	Stericycle, Inc. Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2022	92.2	$0.9	$1,285.4	$1,410.8	$(276.9)	$4.3	$2,424.5
Net (loss) income	—	—	—	(36.3)	—	0.2	(36.1)
Currency translation adjustments	—	—	—	—	(5.5)	(2.3)	(7.8)
Cumulative currency translation loss realized from divestitures	—	—	—	—	70.6	—	70.6
Issuance of common stock for incentive stock programs, net of (payments of) taxes from withheld shares	0.3	—	(1.6)	—	—	—	(1.6)
Stock-based compensation expense	—	—	28.2	—	—	—	28.2
Changes in noncontrolling interest	—	—	—	—	—	(1.5)	(1.5)
Balance as of September 30, 2023	92.5	$0.9	$1,312.0	$1,374.5	$(211.8)	$0.7	$2,476.3
See accompanying Notes to Condensed Consolidated Financial Statements.

2024 Q3 10-Q Report	Stericycle, Inc. ●	10

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
The accompanying unaudited condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023, have been prepared pursuant to the rules and regulations of the SEC for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements prepared in conformity with U.S. GAAP. In the opinion of management, however, all adjustments, consisting of normal recurring adjustments necessary to present fairly the results of operations, financial position and cash flows have been made. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2023 Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year or any other period.
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

2024 Q3 10-Q Report	Stericycle, Inc. ●	11

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
Disaggregation of Revenue
The following table presents revenues disaggregated by service and reportable segments:

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue by Service
Regulated Waste and Compliance Services	$438.7	$439.9	$1,329.0	$1,335.9
Secure Information Destruction Services	209.7	213.6	645.9	671.4
Total Revenues	$648.4	$653.5	$1,974.9	$2,007.3
North America
Regulated Waste and Compliance Services	$369.2	$368.0	$1,117.8	$1,103.1
Secure Information Destruction Services	185.2	189.1	573.4	592.6
Total North America Segment	$554.4	$557.1	$1,691.2	$1,695.7
International
Regulated Waste and Compliance Services	$69.5	$71.9	$211.2	$232.8
Secure Information Destruction Services	24.5	24.5	72.5	78.8
Total International Segment	$94.0	$96.4	$283.7	$311.6
Deferred Revenues
Deferred revenues are recognized when cash payments are received or when the Company bills for services in advance of performance. Deferred revenues as of September 30, 2024 and December 31, 2023, were $80.4 million and $72.6 million, respectively. Deferred revenues are classified within current liabilities since the revenues are earned within 12 months and there are no significant financing components.
Contract Acquisition Costs
The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are deferred and amortized to SG&A over a weighted average estimated period of benefit of 6.5 years.
During the three months ended September 30, 2024 and 2023, the Company amortized $4.6 million and $4.2 million, respectively, of deferred sales incentives to SG&A. During the nine months ended September 30, 2024 and 2023, the Company amortized $13.4 million and $12.3 million, respectively, of deferred sales incentives to SG&A.
Total contract acquisition costs, net of accumulated amortization, were classified as follows:

In millions
	September 30, 2024	December 31, 2023
Other current assets	$17.0	$16.1
Other assets	47.1	46.1
Total contract acquisition costs	$64.1	$62.2
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

2024 Q3 10-Q Report	Stericycle, Inc. ●	12

The changes in allowance for doubtful accounts were reported as follows:

In millions
	Nine Months Ended September 30,
	2024	2023
Beginning Balance	$44.7	$53.3
Bad debt expense, net of recoveries	21.2	10.1
Write-offs	(11.5)	(12.2)
Other changes (1)	(2.8)	(4.1)
Ending Balance	$51.6	$47.1
(1)Amounts consist primarily of divestiture impacts of $3.9 million in 2024 and $6.4 million in 2023 (principally Brazil) and currency translation adjustments.
NOTE 3 — ACQUISITION

The Company acquired a southeastern U.S. based regulated waste business in North America on January 31, 2024, which is considered to be complementary to existing operations and aligns with the Company’s strategic capital allocation strategy. There were no acquisitions in 2023.
The purchase price consideration was $15.8 million and the final acquisition date fair value of the total consideration transferred included $14.0 million in cash and $1.8 million in promissory notes. The purchase price allocation was finalized in the second quarter of 2024. The purchase price consideration was allocated to the assets and liabilities acquired based on the fair values as of the acquisition date, with the excess of the purchase price consideration over the net assets acquired of $8.2 million recorded as goodwill based on the strategic benefits to be achieved and is deductible for tax purposes. The Company used a third party specialist to determine the fair value of the tangible and intangible assets, which primarily consisted of customer relationships of $6.1 million. The Company did not record any adjustments to the final fair value measurement.
NOTE 4 — RESTRUCTURING, DIVESTITURES, AND IMPAIRMENTS

Restructuring – Operational Optimization:
In February 2024, the Company recognized Operational Optimization severance charges of approximately $5.4 million related to a workforce reduction, within our North America and International segments.
In October 2023, the Company recognized Operational Optimization charges of approximately $3 million, split between our North America and International segments, related to headcount reduction.
Divestitures
On October 9, 2024, the Company entered into a definitive agreement to sell its operations in Spain and Portugal for cash consideration of $86.4 million. The sale is expected to close in the fourth quarter of 2024 once applicable regulatory approvals are obtained.
On October 6, 2023, the Company exited its operations in Romania for nominal consideration which resulted in a third quarter of 2023 assets-held-for-sale impairment charge of $4.2 million, of which $1.0 million related to the reclassification of non-cash accumulated currency translation adjustments to earnings. The impairment charge is included in Divestiture losses, net and impairments in the Condensed Consolidated Statements of (Loss) Income.
On July 25, 2023 and August 10, 2023, the Company exited its dental recycling business in the Netherlands and its SID joint venture in the UAE, respectively, for nominal consideration, which resulted in second quarter 2023 pre-tax charges of $1.5 million.
On June 1, 2023, the Company exited its operations in the Republic of Korea for cash proceeds of approximately $109.3 million. The transaction resulted in a second quarter of 2023 divestiture pre-tax gain of $50.8 million, of which $2.7 million related to the reclassification of non-cash accumulated currency translation adjustments to earnings.
On May 24, 2023, the Company exited its operations in Australia and Singapore for cash proceeds of approximately $2.9 million. The transaction resulted in a second quarter of 2023 divestiture pre-tax loss of $7.3 million, of which $2.2 million related to the reclassification of non-cash accumulated currency translation adjustments to earnings.

2024 Q3 10-Q Report	Stericycle, Inc. ●	13

On April 20, 2023, the Company exited its operations in Brazil for cash consideration paid to the acquirer of approximately $28.0 million. The transaction resulted in a second quarter of 2023 divestiture pre-tax loss of $96.2 million, of which $70.1 million related to the reclassification of non-cash accumulated currency translation adjustments to earnings.
On January 19, 2023, the Company exited its International container manufacturing operations for cash proceeds of approximately $2.2 million. The transaction resulted in a first quarter of 2023 divestiture pre-tax loss of $5.0 million.
Impairments
Assets and Liabilities Held-For-Sale Impairment
In the third quarter of 2024, the Company recognized a non-cash impairment charge of $10.5 million, associated with classifying certain assets and liabilities, associated with its Spain and Portugal operations, as held-for-sale as the carrying value of the net assets held for sale exceeded their fair value less estimated costs to sell. The impairment charge is reported in Divestiture losses, net and impairments on the Condensed Consolidated Statements of (Loss) Income. The cumulative translation adjustment of $12.0 million was included as part of the carrying value of the disposal group when measuring the impairment charge.
The Company had the following assets and liabilities classified as held-for-sale:

In millions
As of September 30, 2024
Total current assets (primarily receivables)	$30.2
Fixed assets	17.1
Operating lease right-of-use assets	10.5
Intangibles	26.6
Goodwill	28.5
Assets held-for-sale	$112.9

Total current liabilities	$22.9
Long-term operating lease liabilities	7.2
Deferred taxes	9.3
Liabilities held-for-sale	$39.4
There were no assets held-for-sale as of December 31, 2023.
Other Impairments
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
NOTE 5 — DEBT

The Company’s long-term debt consisted of the following:

In millions
	September 30, 2024	December 31, 2023
$1.2 billion Credit Facility, due in 2026	$710.8	$31.0
$125 million Term Loan, due in 2026	125.0	125.0
$600 million Senior Notes, due in 2024 (redeemed in March 2024)	—	600.0
$500 million Senior Notes, due in 2029	500.0	500.0
Promissory notes and deferred consideration weighted average maturity of 2.4 years at 2024 and 2.6 years at 2023	21.6	32.9
Obligations under finance leases	19.6	16.3
Total debt	1,377.0	1,305.2
Less: current portion of total debt	12.0	19.6
Less: unamortized debt issuance costs	5.6	7.8
Long-term portion of total debt	$1,359.4	$1,277.8

2024 Q3 10-Q Report	Stericycle, Inc. ●	14

The estimated fair value of our debt approximated $1.3 billion and $1.3 billion as of September 30, 2024 and December 31, 2023, respectively. These fair value amounts were estimated using an income approach by applying market interest rates for comparable instruments and developed based on inputs classified as Level 2 in accordance with the fair value measurements accounting guidance.
The weighted average interest rates on long-term debt, excluding finance leases, were as follows:

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
$1.2 billion Credit Facility, due in 2026 (variable rate)	6.73%	6.85%
$125 million Term Loan, due in 2026 (variable rate)	6.25%	6.66%
$600 million Senior Notes, due in 2024 (fixed rate) (redeemed in March 2024)	—%	5.38%
$500 million Senior Notes, due in 2029 (fixed rate)	3.88%	3.88%
Promissory notes and deferred consideration (fixed rate)	3.92%	3.54%
The Credit Agreement contains, among other covenants, a financial covenant requiring maintenance of a maximum Credit Agreement Defined Debt Leverage Ratio of 4.00 to 1.00 which includes, among other provisions, $50.0 million of cash add-backs to EBITDA with respect to any four fiscal quarter period ending on or before December 31, 2023. As of September 30, 2024, the Company was in compliance with its financial covenants. The Credit Agreement Defined Debt Leverage Ratio was 3.48 to 1.00, which was below the allowed maximum ratio of 4.00 to 1.00 as set forth in the amended Credit Agreement. Expiration of the $50.0 million of cash add-backs to EBITDA contributed approximately 30 points of increase to the Credit Agreement Defined Debt Leverage Ratio as of September 30, 2024 compared to December 31, 2023.
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
Amounts committed to outstanding letters of credit and the unused portion of the Company's Credit Facility were as follows:

In millions
	September 30, 2024	December 31, 2023
Outstanding letters of credit under Credit Facility	$56.5	$59.0
Unused portion of the Credit Facility	432.7	1,110.0
NOTE 6 — INCOME TAXES

The Company reported income tax expense of $2.3 million and $4.8 million for the three months ended September 30, 2024 and 2023, respectively. The effective tax rates for the three months ended September 30, 2024 and 2023 were (20.2)% and 69.6%, respectively. The effective tax rate for the three months ended September 30, 2024 reflects a loss before tax and additionally (i) the impact from net non-deductible impairment losses, (ii) a non-deductible legal matter, and (iii) losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances. The effective tax rate for the three months ended September 30, 2023 reflects (i) losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances, (ii) the impact from net non-deductible losses from divestitures, and (iii) equity-based compensation awards expiring without a tax benefit, partially offset by (iv) the tax benefit associated with the U.S. federal research and development tax credit.
The Company reported income tax expense of $13.6 million and $19.1 million for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rates for the nine months ended September 30, 2024 and 2023 were 71.6% and (112.4)%, respectively. The effective tax rate for the nine months ended September 30, 2024 reflects (i) equity-based compensation awards expiring or vesting without a tax benefit, (ii) a non-deductible legal matter, and (iii) the impact from net non-deductible impairment losses. The effective tax rate for the nine months ended September 30, 2023 reflects a loss before tax and additionally (i) the impact from net non-deductible losses from divestitures, (ii) losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances, and (iii) equity-based compensation awards expiring without a tax benefit.

2024 Q3 10-Q Report	Stericycle, Inc. ●	15

NOTE 7 — (LOSS) EARNINGS PER COMMON SHARE

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
The following table shows the effect of stock-based awards on the weighted average number of shares outstanding used in calculating diluted (loss) earnings per share:

In millions of shares
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average common shares outstanding - basic	92.7	92.5	92.6	92.4
Incremental shares outstanding related to stock-based awards	—	0.4	0.6	—
Weighted average common shares outstanding - diluted	92.7	92.9	93.2	92.4
Anti-dilutive stock-based awards excluded from the computation of diluted (loss) earnings per share using the treasury stock method include the following:

In thousands of shares
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Option awards	—	711	—	780
RSU awards	—	98	—	1
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
The following tables show financial information for the Company's reportable segments (see Note 2 – Revenues from Contracts with Customers for segment revenues):

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted Income from Operations
North America	$139.5	$143.5	$437.2	$460.3
International	8.2	8.9	30.4	27.6
Other Costs	(76.3)	(82.1)	(224.2)	(256.9)
Total Adjusted Income from Operations	$71.4	$70.3	$243.4	$231.0

2024 Q3 10-Q Report	Stericycle, Inc. ●	16

The following table reconciles the Company's primary measure of segment profitability, Adjusted Income from Operations, to Income from operations:

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total Reportable Segment Adjusted Income from Operations	$71.4	$70.3	$243.4	$231.0
Adjusting Items:
ERP and System Modernization	(4.1)	(4.8)	(12.7)	(12.9)
Intangible Amortization	(27.6)	(27.9)	(83.1)	(84.2)
Operational Optimization	0.4	—	(5.0)	—
Portfolio Optimization	(11.8)	(5.0)	(13.6)	(64.8)
Litigation, Settlements and Regulatory Compliance	(15.9)	(5.3)	(39.0)	(22.4)
Asset Impairments	—	(3.1)	—	(6.5)
WM Transaction-Related Charges	(3.4)	—	(11.6)	—
Income from operations	$9.0	$24.2	$78.4	$40.2
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
Government Investigations. As previously reported, the Company entered into a deferred prosecution agreement (“DPA”) with the DOJ in 2022 in connection with its resolution of investigations by the DOJ, SEC, and various authorities in Brazil relating to the Company’s compliance with the FCPA or other anti-corruption laws with respect to operations in Latin America. Under the settlements with the DOJ and with the SEC, the Company engaged an independent compliance monitor for two years and will undertake compliance with self-reporting obligations for an additional year. If the Company remains in compliance with the DPA during the remainder of its three-year term, deferred charges against the Company will be dismissed with prejudice.

2024 Q3 10-Q Report	Stericycle, Inc. ●	17

The Company is cooperating with an investigation by the office of the United States Attorney for the Southern District of New York (“SDNY”) and the United States Environmental Protection Agency into the Company’s historical compliance with federal environmental statutes, including the Resource Conservation and Recovery Act, in connection with the collection, transportation and disposal of hazardous waste by the Company’s former Domestic Environmental Solutions business unit. The Company has made an accrual in respect of this matter of approximately $10 million.
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
Rancho Cordova, California, NOVs. On June 25 and 26, 2018, the California DTSC conducted a Compliance Enforcement Inspection of the Company’s former Domestic Environmental Solutions facility in Rancho Cordova, California. On February 14, 2020, the DTSC filed an action in the Superior Court for the State of California, Sacramento County Division, alleging violations of California’s Hazardous Waste Control Law and the facility’s hazardous waste permit arising from the inspection. The Company completed a settlement with the DTSC with respect to these claims and any potential claims stemming from the search warrant executed in conjunction with the DEA inspection of the Rancho Cordova facility described below. The Company made an accrual in respect of the settlement consistent with its accrual policies described above, and made the settlement payment during July 2024, the amount of which payment is not material.
Rancho Cordova, California, Permit Revocation. Separately, on August 15, 2019, the Company received from the DTSC a written Intent to Deny Hazardous Waste Facility Permit Application for the Rancho Cordova facility. Following legal challenges, the DTSC action became final as of April 8, 2022, triggering an obligation to execute the closure plan set forth in the facility's permit. Consistent with its accrual policies described previously, the Company has made an accrual in the amount of its estimate of closure costs reasonably likely to be incurred and indemnified to Enviri under the Purchase Agreement, which is not material.
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

2024 Q3 10-Q Report	Stericycle, Inc. ●	18

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
The closing of the Merger (the “Closing”) is subject to various conditions, including (i) approval of the proposal to adopt the Merger Agreement by the vote of holders of a majority of the voting power represented by outstanding shares of Stericycle common stock (the “stockholder approval”); (ii) the consummation of the Merger not being restrained, enjoined or prohibited by any order (whether temporary, preliminary or permanent) of any governmental entity of competent jurisdiction and no applicable law having been enacted to prohibit or make illegal the consummation of the Merger, in each case, other than an immaterial order or law; (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations thereunder (the “HSR Act”), and all waivers, consents, clearances, approvals and authorizations under certain other applicable competition and foreign investment laws having been obtained (or the expiration or termination of any applicable waiting periods thereunder); and (iv) the accuracy of the representations and warranties of the Company, on the one hand, and of Parent and Merger Sub, on the other hand, contained in the Merger Agreement, subject in some instances to materiality or “material adverse effect” qualifiers, as of the date of the Merger Agreement and as of the Closing, and the performance or compliance in all material respects by the Company, on the one hand, and Parent and Merger Sub, on the other hand, of or with their respective covenants and agreements required to be performed or complied with by them under the Merger Agreement on or before the Closing date. The stockholder approval was obtained on August 14, 2024. The Closing conditions in the Merger Agreement with respect to receipt of approval under antitrust and foreign direct investment laws, including expiration of the waiting period under the HSR Act and receipt of antitrust or foreign investment approval in the U.K., Canada, Spain and Portugal, have been satisfied in accordance with the terms and conditions of the Merger Agreement. In addition, the obligation of Parent and Merger Sub to consummate the Merger is subject to the absence, since the date of the Merger Agreement, of a Company Material Adverse Effect (as defined in the Merger Agreement) that is continuing. The Closing is not subject to a financing condition. Under the terms of the Merger Agreement, consummation of the Merger will occur as soon as possible, but in any event no later than three business days after the satisfaction or waiver of all of the applicable conditions to the Closing. The board of directors of the Company (the “Board”) has unanimously approved the Merger and the Merger Agreement. Until the Closing, the Company will continue to operate as an independent public company.

2024 Q3 10-Q Report	Stericycle, Inc. ●	19

The Company has incurred and expects to continue to incur certain significant costs relating to the Merger, such as legal, accounting, financial advisory, printing and other professional services fees, as well as other customary payments. During the three and nine months ended, September 30, 2024, in connection with the Merger, Stericycle incurred approximately $3.4 million and $11.6 million, respectively, of transaction-related expenses, reported in SG&A. In the event that the Merger is terminated, the Company may also be required under the Merger Agreement under certain circumstances to pay a termination fee to Parent of $175.0 million, or may be entitled to receive a termination fee of $262.5 million from Parent.

2024 Q3 10-Q Report	Stericycle, Inc. ●	20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement
This document may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act and as defined in the Private Securities Litigation Reform Act of 1995. When we use words such as “believes”, “expects”, “anticipates”, “estimates”, “may”, “plan”, “will”, “goal”, or similar expressions, we are making forward-looking statements. Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of our management about future events and are therefore subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. Factors that could cause such differences include, among others, the inability to consummate the Merger within the anticipated time period, or at all, due to any reason, the failure to satisfy all the conditions to the consummation of the Merger, the risk that the Merger Agreement may be terminated in circumstances requiring us to pay a termination fee, the effect of the announcement of the Merger on our ability to retain and hire key personnel and maintain relationships with our customers, suppliers and others with whom we do business, the effect of the announcement of the Merger on our operating results and business generally, the significant costs, fees and expenses related to the Merger, the risk that our stock price may decline significantly if the Merger is not consummated, decreases in the volume of regulated wastes or personal and confidential information collected from customers, disruptions resulting from deployment of systems, disruptions in our supply chain, disruptions in or attacks on data information technology systems, labor shortages, a recession or economic disruption in the U.S. and other countries, changing market conditions in the healthcare industry, competition and demand for services in the regulated waste and secure information destruction industries, SOP pricing volatility or pricing volatility in other commodities, changes in the volume of paper processed by our secure information destruction business and the revenue generated from the sale of SOP, inflationary cost pressure in labor, supply chain, energy, and other expenses, foreign exchange rate volatility in the jurisdictions in which we operate, changes in governmental regulation of the collection, transportation, treatment and disposal of regulated waste or the proper handling and protection of personal and confidential information, the level of government enforcement of regulations governing regulated waste collection and treatment or the proper handling and protection of personal and confidential information, the outcome of pending, future or settled litigation or investigations, self-insurance claims and settlements, including the nature, cost and outcome of any litigation and other legal proceedings related to the Merger, charges related to portfolio optimization or the failure of acquisitions or divestitures to achieve the desired results, the obligations to service substantial indebtedness and comply with the covenants and restrictions contained in our credit agreements and Senior Notes, elevated interest rates or a downgrade in our credit rating resulting in an increase in interest expense, political, economic, war, and other risks related to our foreign operations, pandemics and the resulting impact on the results of operations, long-term remote work arrangements which may adversely affect our business, closures of our facilities or the facilities of our customers and suppliers, weather and environmental changes related to climate change, requirements of customers and investors for net carbon zero emissions strategies, and the introduction of regulations for greenhouse gases, which could negatively affect our costs to operate, failure to maintain an effective system of internal control over financial reporting, as well as other factors described in our filings with the SEC, including our 2023 Form 10-K and subsequent Quarterly Reports on Form 10-Q. As a result, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends. We disclaim any obligation to update or revise any forward-looking or other statements contained herein other than in accordance with legal and regulatory obligations.

2024 Q3 10-Q Report	Stericycle, Inc. ●	21

Overview
Stericycle, Inc. is a U.S. based business-to-business services company and leading provider of compliance-based solutions that protect people and brands, promote health and well-being and safeguard the environment. Through our family of brands, Stericycle serves customers in North America and Europe with solutions to safely manage materials that could otherwise spread disease, contaminate the environment, or compromise one’s identity. To our customers, team members and the communities we serve, Stericycle is a company that protects what matters.
Key business highlights include:
•Received all antitrust and foreign investment approvals and clearances required to consummate the Merger contemplated by the Merger Agreement, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of antitrust or foreign investment approval in the U.K., Canada, Spain and Portugal. Stericycle previously announced that its stockholders voted to approve the adoption of the Merger Agreement on August 14, 2024, satisfying another condition to closing the Merger. Stericycle expects to consummate the Merger as promptly as practicable, subject to satisfaction of other customary closing conditions under the Merger Agreement.
•Our McCarran, Nevada, incinerator project remains on-track and is currently in the testing phase with operational waste processing to begin in 2025.
•In October 2024, entered into a definitive agreement to divest our operations in Spain and Portugal for cash consideration of $86.4 million.
Other Developments
We continue to experience revenue challenges among certain national account customers, including changes in frequency and type of service and site consolidations in North America. Further, hurricanes Helene and Milton resulted in devastation throughout the southeastern U.S. impacting a number of our customers and the communities they serve. While our facilities suffered minimal damage and became fully operational shortly after the storms, we are still assessing the full impact to our customers.
Proposed Plan of Merger
For additional information, see Part I, Item I. Financial Statements; Note 10 — Proposed Plan of Merger in the Condensed Consolidated Financial Statements. Team members spent significant time and attention in the second and third quarters of 2024 attending to Merger-related matters and expect to continue to devote significant time to such matters through Closing.
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
•Strategic Capital Allocation – We continue to invest in our core businesses while targeting a lower debt leverage ratio.

2024 Q3 10-Q Report	Stericycle, Inc. ●	22

Certain Key Priorities and Other Significant Matters
The following table identifies certain key priorities and other significant matters impacting our business and how they are classified in the Condensed Consolidated Statements of (Loss) Income:

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Pre-tax items:
Included in COR
Operational Optimization	$(0.1)	$—	$1.9	$—
Asset Impairments	—	—	—	3.4
Total included in COR	(0.1)	—	1.9	3.4
Included in SG&A
ERP and System Modernization	4.1	4.8	12.7	12.9
Intangible Amortization	27.6	27.9	83.1	84.2
Operational Optimization	(0.3)	—	3.1	—
Portfolio Optimization	1.3	0.8	3.1	1.4
Litigation, Settlements and Regulatory Compliance	15.9	5.3	39.0	22.4
Asset Impairments	—	3.1	—	3.1
WM Transaction-Related Charges	3.4	—	11.6	—
Total included in SG&A	52.0	41.9	152.6	124.0
Divestiture losses, net and impairments	10.5	4.2	10.5	63.4
Total included in Income from operations	$62.4	$46.1	$165.0	$190.8
ERP and System Modernization
For the periods presented of the ERP and System Modernization, we have recognized the following, reported in Other Costs:

In millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
North America
Operating expenditures	$3.5	$3.6	$9.2	$11.3
Capital expenditures	2.8	5.6	9.6	14.3
Total North America	$6.3	$9.2	$18.8	$25.6
International
Operating expenditures	$0.6	$1.2	$3.5	$1.6
Capital expenditures	1.0	—	2.6	—
Total International	$1.6	$1.2	$6.1	$1.6
Total operating expenditures	$4.1	$4.8	$12.7	$12.9
Total capital expenditures	3.8	5.6	12.2	14.3
Total ERP and System Modernization	$7.9	$10.4	$24.9	$27.2
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

2024 Q3 10-Q Report	Stericycle, Inc. ●	23

Operational Optimization
See table above of certain key priorities and other significant matters for operational optimization for the periods presented, and how they are classified in the Condensed Consolidated Statements of (Loss) Income.
In February 2024, the Company recognized Operational Optimization severance charges of $5.0 million related to a workforce reduction, in our North America and International segments, which is expected to provide annual savings of approximately $21.0 million to $24.0 million beginning in the first half of 2024. We had also reduced our overall workforce in our retained businesses through careful hiring and managing attrition which is expected to provide annual savings of approximately $11.0 million to $13.0 million in 2024.
In October of 2023, the Company recognized Operational Optimization charges of $4.1 million primarily related to severance associated with workforce reduction, split between North America and International segments, and closure of an International facility. These workforce reduction actions are expected to provide annual savings of approximately $8.0 million in 2024.
As we continue to consider each Operational Optimization activity, the amount, the timing and recognition of charges will be affected by the occurrence of commitments and triggering events as defined under U.S. GAAP, among other factors. For additional information, see Part I, Item I. Financial Statements; Note 4 — Restructuring, Divestitures, and Impairments in the Condensed Consolidated Financial Statements.
Portfolio Optimization
See table above of certain key priorities and other significant matters for portfolio optimization (including Divestiture losses, net and impairments) for the periods presented, and how they are classified in the Condensed Consolidated Statements of (Loss) Income. Consulting and professional fees are reported in Other Costs, while Divestiture losses, net and impairments are included in their respective segment.
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
Divestitures
We evaluate our portfolio of services on an ongoing basis with a country-by-country and service line-by-service line approach to assess long-term potential and identify potential business candidates for divestiture. Resulting divestitures or pending transactions may cause us to record significant charges, including those related to goodwill, other intangible assets, long-lived assets, and cumulative translation adjustments.
The Company anticipates additional impacts for the Spain and Portugal transaction related to estimated transaction costs, foreign exchange volatility, and adjustments to working capital, prior to close and subsequently based upon the terms of the applicable agreement. Operating results for the businesses will be excluded from the financial statements subsequent to the close date of the applicable transaction.
As part of our long-term strategy for improving profitability and return on invested capital, and more recently as part of the portfolio optimization component of Business Transformation, we continue to evaluate the performance of our entire portfolio of assets and businesses. Divestitures resulting from this strategy may cause us to record significant charges, including those related to goodwill, other intangible assets, long-lived assets, and cumulative translation adjustments. In addition, divestitures we complete may not yield the targeted improvements in our business. Any charges that we are required to record or the failure to achieve the intended financial results associated with the portfolio rationalization strategy could have a material adverse effect on our business, financial condition or results of operations.
We will continue impairment testing annually or as otherwise required by applicable accounting standards. Our evaluation is based on the assumption that these assets or businesses will continue to be operated by us until they are disposed of by us. For additional information, see Part I, Item I. Financial Statements; Note 4 — Restructuring, Divestitures, and Impairments in the Condensed Consolidated Financial Statements.
Impairment
See table above of certain key priorities and other significant matters for impairments for the periods presented and how they are classified in the Condensed Consolidated Statements of (Loss) Income.

2024 Q3 10-Q Report	Stericycle, Inc. ●	24

We perform our goodwill impairment testing annually or more frequently if events or changes in circumstances indicate goodwill might be impaired. Long-lived assets, such as property, plant, and equipment and amortizing intangible assets are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The recent portfolio optimization (the approved plan to exit operations and subsequent definitive agreement to divest our Spain and Portugal operations) will be factored into the annual impairment analysis related to our Europe reporting unit. We will continue to work with our third-party valuation specialists to appropriately capture these factors in our annual goodwill impairment test during the fourth quarter or if recoverability tests are required for long-lived assets.
Impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment or in the equity markets, including the market value of our common shares, deterioration in our performance or our future projections, or changes in our plans for one or more reporting units or specified long-lived assets, among other factors. For additional information, see Part I, Item I. Financial Statements; Note 4 — Restructuring, Divestitures, and Impairments in the Condensed Consolidated Financial Statements.
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
See table above of certain key priorities and other significant matters for litigation, settlements and regulatory compliance charges. Among other things, the table reflects consulting and professional fees (including FCPA monitoring fees which commenced in 2023 and ended in the third quarter of 2024), certain contingent liability provisions and settlements, indirect tax provisions and credits impacting our business for the periods presented, primarily in Other Costs. See Part I, Item I. Financial Statements; Note 9 — Commitments and Contingencies in the Condensed Consolidated Financial Statements for additional details.
WM Transaction Related Charges
During the three and nine months ended September 30, 2024, in connection with the Merger, we incurred approximately $3.4 million and $11.6 million, respectively, of transaction-related expenses (legal, advisory, and other related fees), reported in SG&A. For additional information, see Part I, Item I. Financial Statements; Note 10 — Proposed Plan of Merger in the Condensed Consolidated Financial Statements.

2024 Q3 10-Q Report	Stericycle, Inc. ●	25

Results of Operations
Three and Nine Months Ended September 30, 2024 Compared to Three and Nine Months Ended September 30, 2023:
Revenues (including Segment Revenues)
We analyze revenues by revenue service category and reportable segment which were as follows:

	Three Months Ended September 30,
	In millions				Components of Change (%)(1)
	2024	2023	Change ($)	Change (%)	Organic Growth(2)	Acquisition(3)	Divestitures(4)	Foreign Exchange(5)
Revenue by Service
Regulated Waste and Compliance Services	$438.7	$439.9	$(1.2)	(0.3)%	0.1%	0.2%	(0.9)%	0.2%
Secure Information Destruction Services	209.7	213.6	(3.9)	(1.8)%	(2.0)%	0.2%	—%	0.1%
Total Revenues	$648.4	$653.5	$(5.1)	(0.8)%	(0.6)%	0.2%	(0.6)%	0.2%
North America
Regulated Waste and Compliance Services	$369.2	$368.0	$1.2	0.3%	0.1%	0.3%	—%	(0.1)%
Secure Information Destruction Services	185.2	189.1	(3.9)	(2.1)%	(2.1)%	0.2%	—%	(0.1)%
Total North America Segment	$554.4	$557.1	$(2.7)	(0.5)%	(0.7)%	0.3%	—%	(0.1)%
International
Regulated Waste and Compliance Services	$69.5	$71.9	$(2.4)	(3.3)%	0.4%	—%	(5.4)%	1.6%
Secure Information Destruction Services	24.5	24.5	—	—%	(1.5)%	—%	—%	1.9%
Total International Segment	$94.0	$96.4	$(2.4)	(2.5)%	(0.1)%	—%	(4.0)%	1.7%

	Nine Months Ended September 30,
	In millions				Components of Change (%)(1)
	2024	2023	Change ($)	Change (%)	Organic Growth(2)	Acquisition(3)	Divestitures(4)	Foreign Exchange(5)
Revenue by Service
Regulated Waste and Compliance Services	$1,329.0	$1,335.9	$(6.9)	(0.5)%	1.3%	0.2%	(2.2)%	0.2%
Secure Information Destruction Services	645.9	671.4	(25.5)	(3.8)%	(3.5)%	0.1%	(0.6)%	0.1%
Total Revenues	$1,974.9	$2,007.3	$(32.4)	(1.6)%	(0.3)%	0.2%	(1.6)%	0.2%
North America
Regulated Waste and Compliance Services	$1,117.8	$1,103.1	$14.7	1.3%	1.1%	0.3%	—%	—%
Secure Information Destruction Services	573.4	592.6	(19.2)	(3.2)%	(3.3)%	0.2%	—%	(0.1)%
Total North America Segment	$1,691.2	$1,695.7	$(4.5)	(0.3)%	(0.4)%	0.2%	—%	(0.1)%
International
Regulated Waste and Compliance Services	$211.2	$232.8	$(21.6)	(9.3)%	2.1%	—%	(12.4)%	1.3%
Secure Information Destruction Services	72.5	78.8	(6.3)	(8.0)%	(5.0)%	—%	(4.7)%	1.6%
Total International Segment	$283.7	$311.6	$(27.9)	(9.0)%	0.2%	—%	(10.4)%	1.4%
(1)Components of Change % in summation may not crossfoot to the total Change % due to rounding.
(2)Organic growth is change in Revenues which includes SOP pricing and volume and excludes impacts of divestitures, an acquisition, and foreign exchange rates.
(3)See Part I, Item I. Financial Statements; Note 3 — Acquisition in the Condensed Consolidated Financial Statements for more detail.
(4)See Part I, Item I. Financial Statements; Note 4 — Restructuring, Divestitures, and Impairments in the Condensed Consolidated Financial Statements for more detail.
(5)The comparisons at constant currency rates (foreign exchange) reflect comparative local currency balances at prior period’s foreign exchange rates. We calculated these percentages by taking current period reported Revenues less the respective prior period reported Revenues, divided by the prior period reported Revenues, all at the respective prior period’s foreign exchange rates. This measure provides information on the change in Revenues assuming that foreign currency exchange rates have not changed between the prior and the current period. Management believes this measure aids in the understanding of changes in Revenues without the impact of foreign currency.
Revenues for the third quarter of 2024 were $648.4 million, a decrease of $5.1 million, or 0.8%, compared to $653.5 million for the third quarter of 2023. The decrease was primarily due to divestitures of $3.9 million and lower organic revenues of $3.7 million. This decrease was partially offset by acquisition related revenues of $1.4 million and favorable foreign exchange rates of $1.1 million. Organic revenues in RWCS grew $0.7 million, while SID organic revenues were lower by $4.4 million. The decline in SID was mainly due to lower commodity-indexed revenues of $4.6 million, which was partially offset by higher SID service revenues of $0.2 million.

2024 Q3 10-Q Report	Stericycle, Inc. ●	26

Revenues for the nine months ended September 30, 2024 were $1,974.9 million, a decrease of $32.4 million, or 1.6%, compared to $2,007.3 million for the nine months ended September 30, 2023. The decrease was primarily due to divestitures of $32.6 million and lower organic revenues of $6.9 million, which was partially offset by acquisition related revenues of $3.8 million and favorable foreign exchange rates of $3.3 million. Organic revenues in RWCS grew $16.5 million, mainly driven by pricing levers, while SID organic revenues were lower by $23.4 million. The decline in SID was mainly due to lower commodity-indexed revenues of $32.1 million, which was partially offset by higher SID service revenues of $8.7 million.
North America revenues decreased $2.7 million, or 0.5%, for the three months ended September 30, 2024, to $554.4 million from $557.1 million for the three months ended September 30, 2023. Organic revenues decreased $3.5 million, or 0.7%, mainly due to continued market challenges with our national customers. Additionally, RWCS organic revenues were impacted by reduced volumes from certain maritime customers in North America, which was partially offset by our pricing levers. SID organic revenues were impacted by lower commodity-indexed revenues, which were partially offset by higher SID service revenues.
North America revenues decreased $4.5 million, or 0.3%, for the nine months ended September 30, 2024, to $1,691.2 million from $1,695.7 million for the nine months ended September 30, 2023. Organic revenues decreased $7.3 million, or 0.4%, mainly as a result of lower SID commodity-indexed revenues and continued headwinds in SID service stops with our national customers, which were partially offset by higher SID service revenues. This decrease was partially offset by increased RWCS organic revenues, which was mainly driven by our pricing levers.
International revenues decreased $2.4 million, or 2.5%, for the three months ended September 30, 2024, to $94.0 million from $96.4 million for the three months ended September 30, 2023. This decrease was primarily due to the impact of divestitures of $3.9 million, or 4.0% and lower organic revenues of $0.2 million or 0.1%, partially offset by favorable foreign exchange rates of $1.7 million, or 1.7%. RWCS organic revenues were higher due to pricing levers and SID organic revenues were lower due to decreased service revenues.
International revenues decreased $27.9 million, or 9.0%, for the nine months ended September 30, 2024, to $283.7 million from $311.6 million for the nine months ended September 30, 2023. This decrease was primarily due to the impact of divestitures of $32.6 million, or 10.4%, partially offset by favorable foreign exchange rates of $4.3 million, or 1.4% and higher organic revenues of $0.4 million or 0.2%. RWCS organic revenues were higher due to pricing levers which was partially offset by lower SID organic revenues due to decreased commodity-indexed revenues coupled with lower service stops.
Gross profit:

$ In millions
	Three Months Ended September 30,
	2024		2023		Change
	$	% Revenues	$	% Revenues	$	%
Gross profit	244.1	37.6%	245.7	37.6%	(1.6)	(0.7)%

$ In millions
	Nine Months Ended September 30,
	2024		2023		Change
	$	% Revenues	$	% Revenues	$	%
Gross profit	757.0	38.3%	757.8	37.8%	(0.8)	(0.1)%
For the three and nine months ended September 30, 2024, compared to the 2023 comparable periods, the decreases in gross profit were partially due to lower SID commodity-indexed revenues and the corresponding margin flow through impact, primarily due to lower SOP rates. These were partially offset by cost savings and other margin flow through.

2024 Q3 10-Q Report	Stericycle, Inc. ●	27

SG&A:

$ In millions
	Three Months Ended September 30,
	2024		2023		Change
	$	% Revenues	$	% Revenues	$	%
SG&A	224.6	34.6%	217.3	33.3%	7.3	3.4%

$ In millions
	Nine Months Ended September 30,
	2024		2023		Change
	$	% Revenues	$	% Revenues	$	%
SG&A	668.1	33.8%	654.2	32.6%	13.9	2.1%
For the three and nine months ended September 30, 2024, compared to the 2023 comparable periods, we incurred higher SG&A associated with certain key priorities and other significant matters discussed above including (i) Litigation, Settlement and Regulatory Compliance, (ii) WM Transaction-Related Charges, and (iii) Operational Optimization matters, partially offset by the impacts of cost savings and lower incentive and stock-based compensation expense. Additionally in the nine months ended September 30, 2024, SG&A was impacted by higher bad debt expense due to a bankruptcy of a large hospital network in the second quarter of 2024 and a lower 2023 bad debt expense as a result of improved North America SID collections.
Divestiture losses, net and impairments:

$ In millions
	Three Months Ended September 30,
	2024		2023		Change
	$	% Revenues	$	% Revenues	$	%
Divestiture losses, net and impairments	10.5	1.6%	4.2	0.6%	6.3	150.0%

$ In millions
	Nine Months Ended September 30,
	2024		2023		Change
	$	% Revenues	$	% Revenues	$	%
Divestiture losses, net and impairments	10.5	0.5%	63.4	3.2%	(52.9)	(83.4)%
For additional information, see Part I, Item I. Financial Statements; Note 4 — Restructuring, Divestitures, and Impairments in the Condensed Consolidated Financial Statements.

2024 Q3 10-Q Report	Stericycle, Inc. ●	28

Segment Profitability:
Segment profitability and a reconciliation of total segment profitability to Income from operations was as follows:

In millions
	Three Months Ended September 30,						Nine Months Ended September 30,
	2024		2023		Change 2024 versus 2023		2024		2023		Change 2024 versus 2023
	$	% Segment Revenues	$	% Segment Revenues	$	%	$	% Segment Revenues	$	% Segment Revenues	$	%
Adjusted Income from Operations
North America	139.5	25.2%	143.5	25.8%	(4.0)	(2.8)%	437.2	25.9%	460.3	27.1%	(23.1)	(5.0)%
International	8.2	8.7%	8.9	9.2%	(0.7)	(7.9)%	30.4	10.7%	27.6	8.9%	2.8	10.1%
Other Costs	(76.3)	nm	(82.1)	nm	5.8	7.1%	(224.2)	nm	(256.9)	nm	32.7	12.7%
Total	71.4	11.0%	70.3	10.8%	1.1	1.6%	243.4	12.3%	231.0	11.5%	12.4	5.4%
Reconciliation to Income from operations
Adjusted Income from Operations	71.4		70.3				243.4		231.0
Adjusting Items Total (1)	(62.4)		(46.1)				(165.0)		(190.8)
Income from operations	$9.0		$24.2				$78.4		$40.2
nm - percentage or percentage change not meaningful for comparison
(1)See Part I, Item I. Financial Statements; Note 8 — Segment Reporting in the Condensed Consolidated Financial Statements for more detail.
Adjusted Income from Operations for North America decreased for the three and nine months ended September 30, 2024, compared to the 2023 comparable periods, primarily as the result of lower SID commodity-indexed revenues and the corresponding margin flow through impact. This decrease was partially offset by cost savings and other margin flow through. Additionally in the nine months ended September 30, 2024, higher bad debt expense was primarily due to the bankruptcy of a large hospital network in the second quarter of 2024 and a lower 2023 bad debt expense as a result of improved North America SID collections.
Adjusted Income from Operations for International decreased for the three months ended September 30, 2024, compared to the 2023 comparable period. This decrease was primarily due to lower SID commodity-indexed revenues and the corresponding margin flow through impact, which was partially offset by the impact of divestitures, favorable RWCS pricing levers, and foreign exchange rates.
Adjusted Income from Operations for International increased for the nine months ended September 30, 2024, compared to the 2023 comparable period. This increase was primarily due to the impact of divestitures, favorable RWCS pricing levers, and foreign exchange rates, which were partially offset by lower SID commodity-indexed revenues and the corresponding margin flow through impact.
Adjusted Loss from Operations for Other Costs decreased for the three and nine months ended September 30, 2024, compared to the 2023 comparable periods. These decreases were primarily driven by cost savings, including operational optimization initiatives, and lower incentive and stock-based compensation expense.

2024 Q3 10-Q Report	Stericycle, Inc. ●	29

Interest expense, net:

$ In millions
	Three Months Ended September 30,
	2024		2023		Change
	$	% Revenues	$	% Revenues	$	%
Interest expense, net	20.4	3.1%	17.4	2.7%	3.0	17.2%

$ In millions
	Nine Months Ended September 30,
	2024		2023		Change
	$	% Revenues	$	% Revenues	$	%
Interest expense, net	59.3	3.0%	56.9	2.8%	2.4	4.2%
Interest expense, net increased for the three and nine months ended September 30, 2024, as compared to the 2023 comparable periods, primarily due to higher average debt balances and refinancing of the 2019 Senior Notes using the Credit Facility which converted the long-term debt from a fixed interest rate to a higher variable interest rate as of the redemption date.
Other income (expense), net:

$ In millions
	Three Months Ended September 30,
	2024		2023		Change
	$	% Revenues	$	% Revenues	$	%
Other income (expense), net	—	—%	$0.1	—%	(0.1)	(100.0)%

$ In millions
	Nine Months Ended September 30,
	2024		2023		Change
	$	% Revenues	$	% Revenues	$	%
Other income (expense), net	(0.1)	—%	(0.3)	—%	0.2	66.7%
Other income (expense), net is primarily comprised of foreign exchange (gains) losses.
Income tax expense:

$ In millions
	Three Months Ended September 30,
	2024		2023		Change
	$	Effective Rate	$	Effective Rate	$	%
Income tax expense	2.3	(20.2)%	4.8	69.6%	(2.5)	(52.1)%

$ In millions
	Nine Months Ended September 30,
	2024		2023		Change
	$	Effective Rate	$	Effective Rate	$	%
Income tax expense	13.6	71.6%	19.1	(112.4)%	(5.5)	(28.8)%
For further information, see Part I, Item I. Financial Statements; Note 6 — Income Taxes in the Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
The Company believes that it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its shareholders. Operating cash flows and the Company’s $1.2 billion Credit Facility are the Company’s primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s long-term debt obligations, and capital expenditures necessary to support growth and productivity improvements. As of September 30, 2024, we had $432.7 million of available capacity in the $1.2 billion Credit Facility.

2024 Q3 10-Q Report	Stericycle, Inc. ●	30

The Credit Agreement contains, among other covenants, a financial covenant requiring maintenance of a maximum Credit Agreement Defined Debt Leverage Ratio of 4.00 to 1.00 which includes, among other provisions, $50.0 million of cash add-backs to EBITDA with respect to any four fiscal quarter period ending on or before December 31, 2023. As of September 30, 2024, the Company was in compliance with its financial covenants. The Credit Agreement Defined Debt Leverage Ratio was 3.48 to 1.00, which was below the allowed maximum ratio of 4.00 to 1.00 as set forth in the amended Credit Agreement. Expiration of the $50.0 million of cash add-backs to EBITDA contributed approximately 30 points of increase to the Credit Agreement Defined Debt Leverage Ratio as of September 30, 2024 compared to December 31, 2023.
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
Cash Flow Summary:
The following table shows cash flow information for the Company by activity:

In millions
	Nine Months Ended September 30,
	2024	2023
Net cash from operating activities	$56.4	$193.3
Net cash from investing activities	(120.6)	(15.5)
Net cash from financing activities	62.4	(205.2)
Effect of exchange rate changes on cash and cash equivalents	0.8	1.1
Net change in cash and cash equivalents	$(1.0)	$(26.3)
Operating Cash Flows: Net cash provided from operating activities decreased $136.9 million in the nine months ended September 30, 2024, to $56.4 million from $193.3 million in the nine months ended September 30, 2023. The decrease of $136.9 million was mainly due to an increase in accounts receivable, net of deferred revenues of $60.9 million due to billing and collection delays from the U.S. RWCS ERP launch in September 2023; higher payments of $19.5 million related to litigation, settlements, and regulatory compliance, WM transaction related charges, and operational optimization as described above; higher annual incentive plan payments of $17.1 million; higher income tax payments of $16.4 million; higher interest payments of $7.9 million; and lower cash from operating income and other net working capital of $15.1 million.
DSO as reported for September 30, 2024 was 84 days or 73 days, net of deferred revenues. DSO as reported for September 30, 2023 was 63 days or 55 days, net of deferred revenues. The September 30, 2024 DSO, net of deferred revenues, was higher as compared to the same period in 2023, mainly driven by the timing of U.S. RWCS customer billing and subsequent collections associated with the ERP implementation as we continue to enhance U.S. billing presentment and collections processes. RWCS cash collections from customers have improved beginning in the third quarter compared to periods since the U.S. RWCS ERP launched in September 2023.
Investing Cash Flows: Net cash from investing activities decreased $105.1 million in the nine months ended September 30, 2024, to an outflow of $120.6 million from $15.5 million in the nine months ended September 30, 2023, primarily driven by cash payments for an acquisition of $13.7 million in 2024, as compared to $84.6 million received from divestitures in 2023. Cash paid for capital expenditures increased by $6.1 million to $108.3 million in the nine months of 2024 from $102.2 million in the nine months ended September 30, 2023.
Financing Cash Flows: Net cash from financing activities increased $267.6 million in the nine months ended September 30, 2024, to an inflow of $62.4 million from an outflow of $205.2 million in the nine months ended September 30, 2023. Net borrowings on our Credit Facility and Term Loan were $679.6 million in the nine months ended September 30, 2024, compared to net payments of $108.3 million in the nine months ended September 30, 2023. The Company redeemed all of the $600 million aggregate principal amount of the outstanding 2019 Senior Notes on March 14, 2024 with Credit Facility borrowings.

2024 Q3 10-Q Report	Stericycle, Inc. ●	31

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

2024 Q3 10-Q Report	Stericycle, Inc. ●	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices, including SOP, diesel fuel, utilities and foreign currency rates. We do not specifically hedge our exposure to these risks.
We are subject to market risks arising from changes in interest rates which relate primarily to our financing activities. We performed a sensitivity analysis to determine how market rate changes might affect the fair value of our market risk-sensitive debt instruments (variable rate debt), which in aggregate as of September 30, 2024 were 61.6% of total aggregate debt. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate debt would be approximately $8.4 million on a pre-tax basis.
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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of September 30, 2024, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2024, there were no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

2024 Q3 10-Q Report	Stericycle, Inc. ●	33

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
RISKS RELATED TO THE PROPOSED MERGER
The proposed Merger is subject to the satisfaction of a number of closing conditions, some or all of which may not be satisfied or completed within the expected timeframe, if at all.
Completion of the Merger is subject to a number of customary closing conditions. We can provide no assurance that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.
Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject in some instances to materiality or “material adverse effect” qualifiers) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the Closing, including, with respect to us, covenants to conduct our business in the ordinary course and to not engage in certain kinds of material transactions prior to the Closing. In addition, the Merger Agreement may be terminated under certain specified circumstances. As a result, we cannot assure you that the Merger will be completed, even though our stockholders approved the Merger, or that, if completed, it will be on the terms set forth in the Merger Agreement or within the expected time frame.

2024 Q3 10-Q Report	Stericycle, Inc. ●	34

We may not complete the proposed Merger within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.
The proposed Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the Merger is not completed for any reason, our stockholders will not receive any payment for their shares of Stericycle common stock in connection with the Merger. Instead, we will remain a public company, our common stock will continue to be listed and traded on The Nasdaq Global Select Market and registered under the Exchange Act, and we will be required to continue to file periodic reports with the SEC. Moreover, our ongoing business may be materially adversely affected, and we would be subject to a number of risks, including the following:
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

2024 Q3 10-Q Report	Stericycle, Inc. ●	35

In certain instances, the Merger Agreement requires us to pay a termination fee to Parent, which could affect the decisions of a third party considering making an Acquisition Proposal.
Under the terms of the Merger Agreement, we may be required to pay Parent a termination fee of $175.0 million under specified conditions, including if we terminate the Merger Agreement to enter into a Superior Proposal. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making an Acquisition Proposal, including a proposal that would be more favorable to our stockholders than the Merger.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended September 30, 2024.
Item 5. Other Information

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

2024 Q3 10-Q Report	Stericycle, Inc. ●	36

Item 6. Exhibits

The following exhibits are filed or furnished as part of this report:
Exhibit Index

Exhibit Index	Description
2.1	Agreement and Plan of Merger, dated as of June 3, 2024, by and among the Stericycle, Inc., Waste Management, Inc. and Stag Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed June 3, 2024)*+
3.1	Amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1/A declared effective on August 22, 1996)
3.2	First certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed November 29, 1999)
3.3	Second certificate of amendment to amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-K for 2002)
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
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statements of (Loss) Income; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Equity; (vi) Notes to Condensed Consolidated Financial Statements, and (vii) the information under Part II, Item 5, “Other Information”

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

2024 Q3 10-Q Report	Stericycle, Inc. ●	37

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 1, 2024

STERICYCLE, INC.
(Registrant)
By: /s/ JANET H. ZELENKA
Janet H. Zelenka
Executive Vice President, Chief Financial Officer & Chief Information Officer

2024 Q3 10-Q Report	Stericycle, Inc. ●	38